Form 10-Q
period 2010-09-30
SL Green Operating Partnership, L.P.
filed 2010-11-12
CIK 1492869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                 .

Commission File Number: 33-167793-02

SL GREEN OPERATING PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3960938
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170

(Address of principal executive offices) (Zip Code)

(212) 594-2700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of October 31, 2010, 133,661 common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

SL GREEN OPERATING PARTNERSHIP, L.P.

PART I.                          FINANCIAL INFORMATION

ITEM 1.                        Financial Statements

SL Green Operating Partnership, L.P.

Condensed Consolidated Balance Sheets

(Amounts in thousands, except per unit data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,459,690	$1,379,052
Building and improvements	5,838,978	5,585,584
Building leasehold and improvements	1,288,798	1,280,256
Property under capital lease	12,208	12,208
	8,599,674	8,257,100
Less: accumulated depreciation	(871,910)	(738,422)
	7,727,764	7,518,678
Assets held for sale	—	992
Cash and cash equivalents	270,803	343,715
Restricted cash	153,667	94,495
Investment in marketable securities	72,090	58,785
Tenant and other receivables, net of allowance of $14,402 and $14,271 in 2010 and 2009, respectively	29,470	22,483
Related party receivables	7,088	8,570
Deferred rents receivable, net of allowance of $24,785 and $24,347 in 2010 and 2009, respectively	190,481	166,981
Structured finance investments, net of discount of $40,822 and $46,802 and allowance of $87,768 and $93,844 in 2010 and 2009, respectively	907,936	784,620
Investments in unconsolidated joint ventures	777,556	1,058,369
Deferred costs, net	156,502	139,257
Other assets	294,518	290,632
Total assets	$10,587,875	$10,487,577

Liabilities
Mortgage notes and other loans payable	$2,896,946	$2,595,552
Revolving credit facility	800,000	1,374,076
Senior unsecured notes	831,261	823,060
Accrued interest payable and other liabilities	21,357	34,734
Accounts payable and accrued expenses	144,814	125,982
Deferred revenue/gains	320,712	349,669
Capitalized lease obligation	17,028	16,883
Deferred land leases payable	18,204	18,013
Dividend and distributions payable	14,203	12,006
Security deposits	38,019	39,855
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	5,202,544	5,489,830

Commitments and contingencies	—	—

Capital
SLGOP partners’ capital:
Series C preferred units, 11,700 and 6,300 outstanding at September 30, 2010 and December 31, 2009, respectively	274,000	151,981
Series D preferred units, 4,000 outstanding at September 30, 2010 and December 31, 2009, respectively	96,321	96,321
SL Green partners’ capital (795 and 792 general partner common units and 77,457 and 76,723 limited partner common units outstanding at September 30, 2010 and December 31, 2009, respectively)	4,484,096	4,196,891
Limited partner interests in Operating Partnership (1,249, and 1,684 limited partner common units outstanding at September 30, 2010 and December 31, 2009, respectively)	44,567	60,723
Accumulated other comprehensive loss	(31,469)	(32,860)
Total SLGOP partners’ capital	4,867,515	4,473,056
Noncontrolling interests in other partnerships	517,816	524,691
Total capital	5,385,331	4,997,747
Total liabilities and capital	$10,587,875	$10,487,577

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Condensed Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Rental revenue, net	$199,347	$189,454	$591,664	$571,094
Escalation and reimbursement	31,491	29,061	91,344	92,595
Preferred equity and investment income	84,377	16,266	125,543	48,697
Other income	8,065	10,988	25,450	40,421
Total revenues	323,280	245,769	834,001	752,807
Expenses
Operating expenses (including approximately $3,391 and $9,572 (2010) and $3,316 and $11,042 (2009) paid to affiliates)	59,320	54,315	170,998	159,809
Real estate taxes	36,534	34,220	112,259	106,344
Ground rent	7,860	7,912	23,360	24,004
Interest expense, net of interest income	57,225	65,366	172,353	182,105
Amortization of deferred financing costs	2,802	3,069	7,110	5,981
Depreciation and amortization	56,932	56,364	169,668	164,477
Loan loss and other investment reserves, net of recoveries	1,338	16,100	12,323	123,677
Transaction related costs	3,254	—	8,416	—
Marketing, general and administrative	18,474	18,869	55,251	54,736
Total expenses	243,739	256,215	731,738	821,133
Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests, and discontinued operations	79,541	(10,446)	102,263	(68,326)
Equity in net income from unconsolidated joint ventures	7,544	16,585	32,925	46,486
Equity in net gain on sale of interest in unconsolidated joint ventures/ real estate	520	—	127,289	6,848
Gain (loss) on equity investment in marketable securities	—	52	(285)	(629)
Gain (loss) on early extinguishment of debt	(511)	8,368	(1,900)	85,401
Income from continuing operations	87,094	14,559	260,292	69,780
Net income from discontinued operations	1,987	1,863	5,420	4,180
Gain (loss) on sale of discontinued operations	35,485	(11,829)	35,485	(5,257)
Net income	124,566	4,593	301,197	68,703
Net income attributable to noncontrolling interests in other partnerships	(3,735)	(2,358)	(10,831)	(9,518)
Net income attributable to SLGOP	120,831	2,235	290,366	59,185
Preferred unit distributions	(7,545)	(4,969)	(22,205)	(14,906)
Net income attributable to SLGOP common unitholders	$113,286	$(2,734)	$268,161	$44,279

Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$75,294	$7,232	$99,967	$38,508
Discontinued operations	1,987	1,863	5,420	4,180
Gain (loss) on sale of discontinued operations	35,485	(11,829)	35,485	(5,257)
Gain on sale of unconsolidated joint ventures/ real estate	520	—	127,289	6,848
Net income	$113,286	$(2,734)	$268,161	$44,279

Basic earnings per unit:
Net income from continuing operations before gain on sale and discontinued operations	$0.95	$0.09	$1.26	$0.56
Net income from discontinued operations	0.03	0.03	0.07	0.06
Gain (loss) on sale of discontinued operations	0.44	(0.15)	0.45	(0.08)
Gain on sale of unconsolidated joint ventures/ real estate	0.01	—	1.60	0.10
Net income (loss) attributable to SLGOP common unitholders	$1.43	$(0.03)	$3.38	$0.64

Diluted earnings per unit:
Net income from continuing operations before gain on sale and discontinued operations	$0.94	$0.09	$1.24	$0.56
Net income from discontinued operations	0.03	0.03	0.07	0.06
Gain (loss) on sale of discontinued operations	0.44	(0.15)	0.45	(0.08)
Gain on sale of unconsolidated joint ventures/ real estate	0.01	—	1.60	0.10
Net income (loss) attributable to SLGOP common unitholders	$1.42	$(0.03)	$3.36	$0.64

Dividends per unit	$0.10	$0.10	$0.30	$0.575
Basic weighted average common units outstanding	79,437	79,168	79,379	69,533
Diluted weighted average common units and common unit equivalents outstanding	79,781	79,168	79,722	69,580

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
	Series C	Series D	General Partner		Limited Partners		Accumulated Other
	Preferred Units	Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Comprehensive Income (Loss)	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2009	$151,981	$96,321	77,515	$4,196,891	1,684	$60,723	$(32,860)	$524,691	$4,997,747
Comprehensive Income:
Net income	16,298	5,907		263,617		4,544		10,831	301,197	$301,197
Net unrealized gain on derivative instruments							(5,107)		(5,107)	(5,107)
SL Green’s share of joint venture net unrealized loss on derivative instruments							(2,430)		(2,430)	(2,430)
Unrealized gain on investments							8,928		8,928	8,928
Preferred distributions	(16,298)	(5,907)							(22,205)
Redemption of units and DRIP proceeds			470	23,342	(285)	(23,187)			155
Deferred compensation plan & stock award, net			169	474	(195)				474
Amortization of deferred compensation plan				18,043					18,043
Deferred compensation — treasury stock				(517)					(517)
Deconsolidation of real estate investment				3,011				(9,532)	(6,521)
Contributions—net proceeds from preferred stock offering	122,019								122,019
Contributions—proceeds from stock options exercised			98	3,000					3,000
Cash contributions from noncontrolling interests								2,782	2,782
Issuance of common units					45	2,874			2,874
Distributions to noncontrolling interests								(10,956)	(10,956)
Cash distribution declared ($0.30 per common unit, none of which represented a return of capital for federal income tax purposes)				(23,765)		(387)			(24,152)
Balance at September 30, 2010	$274,000	$96,321	78,252	$4,484,096	1,249	$44,567	$(31,469)	$517,816	$5,385,331	$302,588

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Condensed Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Nine Months
	Ended September 30,
	2010	2009
Operating Activities
Net income	$301,197	$68,703
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	178,404	172,996
(Gain) loss on sale of discontinued operations	(35,485)	5,257
Equity in net income from unconsolidated joint ventures	(32,925)	(46,486)
Distributions of cumulative earnings from unconsolidated joint ventures	19,423	28,890
Equity in net gain on sale of unconsolidated joint ventures	(127,289)	(6,848)
Loan loss and other investment reserves	12,323	123,677
Loss on equity investment in marketable securities	285	629
(Gain) loss on early extinguishment of debt	1,900	(85,401)
Deferred rents receivable	(30,472)	(19,132)
Other non-cash adjustments	(12,607)	1,163
Changes in operating assets and liabilities:
Restricted cash – operations	(5,717)	19,878
Tenant and other receivables	(3,352)	6,210
Related party receivables	1,609	(909)
Deferred lease costs	(27,331)	(15,497)
Other assets	(1,404)	(27,601)
Accounts payable, accrued expenses and other liabilities	10,272	(6,441)
Deferred revenue and land leases payable	5,218	(4,276)
Net cash provided by operating activities	254,049	214,812
Investing Activities
Acquisitions of real estate property	(183,750)	(8,340)
Additions to land, buildings and improvements	(55,389)	(62,815)
Escrowed cash – capital improvements/acquisition deposits	(5,979)	(5,837)
Investments in unconsolidated joint ventures	(83,355)	(14,522)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	15,160	26,631
Net proceeds from disposition of real estate/ partial interest in property	623,121	27,946
Other investments	(7,811)	(41,082)
Structured finance and other investments net of repayments/participations	(127,007)	40,606
Net cash provided by (used in) investing activities	174,990	(37,413)
Financing Activities
Proceeds from mortgage notes and other loans payable	166,892	186,399
Repayments of mortgage notes and other loans payable	(133,887)	(159,824)
Proceeds from revolving credit facility and senior unsecured notes	303,306	30,433
Repayments of revolving credit facility and senior unsecured notes	(873,940)	(626,207)
Contributions of proceeds from stock options exercised and DRIP issuance	14,245	278
Contributions of net proceeds from sale of stock	122,019	387,230
Deferred compensation – treasury stock	(517)	—
Distributions to noncontrolling interests in other partnerships	(10,952)	(14,030)
Contributions from noncontrolling interests in other partnerships	2,782	—
Redemption of limited partners in the Operating Partnership	(11,096)	—
Distributions to limited partners in Operating Partnership	(387)	(1,985)
Distributions paid on common and preferred units	(43,607)	(65,574)
Deferred loan costs and capitalized lease obligation	(36,809)	(6,936)
Net cash used in financing activities	(501,951)	(270,216)
Net decrease in cash and cash equivalents	(72,912)	(92,817)
Cash and cash equivalents at beginning of period	343,715	726,889
Cash and cash equivalents at end of period	$270,803	$634,072

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

1.  Organization and Basis of Presentation

SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation.  All of the management, leasing and construction services with respect to the properties wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by us.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our” and “us” means SLGOP and all entities owned or controlled by SLGOP.

Substantially all of SL Green’s assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2010, noncontrolling investors held, in the aggregate, a 1.6% limited partnership interest in the Operating Partnership. See Note 12.

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of the Operating Partnership.

As of September 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	15,141,945	91.0%
	Unconsolidated properties	8	7,182,515	94.1%

Suburban	Consolidated properties	25	3,863,000	81.8%
	Unconsolidated properties	6	2,941,700	93.8%
		61	29,129,160	90.9%

(1)          The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 366,312 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

Partnership Agreement

In accordance with our partnership agreement, or the operating partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners. As the managing general partner of the Operating Partnership, SL Green is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the operating partnership agreement, each limited partner will have the right to redeem units of limited partnership interests for cash, or if the Company so elects, shares of SL Green’s common stock on a one-for-one basis.

Basis of Quarterly Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included.  The 2010 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

These consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements appearing in Amendment No. 2 to our Registration Statement on Form S-4, filed with the SEC on September 14, 2010.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as structured finance investments.  See Note 5 and Note 6.  All significant intercompany balances and transactions have been eliminated.

In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and modifies the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

We assess the accounting treatment for each joint venture and structured finance investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.  We have no VIE’s for which we are the primary beneficiary.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated and unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. We do not believe that the value of any of our consolidated or unconsolidated real estate properties or investments in unconsolidated joint ventures was impaired at September 30, 2010 and December 31, 2009, respectively.

We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years.  The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

We recognized an increase of approximately $6.1 million, $18.9 million, $6.1 million and $16.6 million in rental revenue for the three and nine months ended September 30, 2010 and 2009, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $0.3 million, $1.2 million, $0.3 million and $2.4 million for the three and nine months ended September 30, 2010 and 2009, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	September 30, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$257,413	$236,594
Accumulated amortization	(121,982)	(98,090)
Net	$135,431	$138,504

Identified intangible liabilities (included in deferred revenue):
Gross amount	$487,750	$480,770
Accumulated amortization	(205,016)	(164,073)
Net	$282,734	$316,697

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at September 30, 2010 is approximately $5.6 million in net unrealized gains related to marketable securities.

At September 30, 2010, we held the following marketable securities (in thousands):

Level 1 – Equity marketable securities	$9,398
Level 2 – Bonds	62,692
Total marketable securities available-for-sale	$72,090

Fair Value Measurements

The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

Level 1 — Quoted prices in active markets for identical instruments.

Level 2 — Valuations based principally on other observable market parameters, including

•                  Quoted prices in active markets for similar instruments,

•                  Quoted prices in less active or inactive markets for identical or similar instruments,

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

•                  Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates), and

•                  Market corroborated inputs (derived principally from or corroborated by observable market data).

Level 3 — Valuations based significantly on unobservable inputs.

•                  Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

•                  Valuations based on internal models with significant unobservable inputs.

These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit losses by loan.  When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded approximately $5.0 million, $15.0 million, none and $54.6 million in loan loss reserves during the three and nine months ended September 30, 2010 and 2009, respectively, on investments being held to maturity and none, $1.0 million, $16.1 million and $69.1 million on investments held for sale during the three and nine months ended September 30, 2010 and 2009, respectively. We also recorded approximately $3.7 million in recoveries during the three and nine months ended September 30, 2010 in connection with the sale of a loan.

Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale.  In such situations, the loan will be reclassified at its net carrying value to structured finance investments held to maturity. For these reclassified loans, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the loan.

Income Taxes

The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes in the accompanying consolidated financial statements relates to the Operating Partnership’s consolidated taxable REIT subsidiaries. We may also be subject to certain state, local and franchise taxes.

Pursuant to amendments to the Code that became effective January 1, 2001, SL Green has elected, and may in the future, elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of SL Green may perform non-customary services for its tenants, hold assets that SL Green cannot hold directly and generally may engage in any real estate or non-real estate related business. SL Green’s TRS’s generate income, resulting in Federal income tax liability for these entities. Our TRS’s recorded approximately $0.9 million and $0.7 million in Federal, state and local tax expense for the nine months ended September 30, 2010 and 2009, respectively. We made estimated tax payments of approximately $0.3 million and $0.8 million during the nine months ended September 30, 2010 and 2009, respectively.

We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that is more-likely-than-not to be realized upon settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Stock-Based Employee Compensation Plans

SL Green has a stock-based employee compensation plan, described more fully in Note 12.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because SL Green’s plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of SL Green’s employee stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. SL Green’s policy is to grant options with an exercise price equal to the quoted closing market price of SL Green’s stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2010 and 2009, respectively.

	2010	2009
Dividend yield	2.00%	5.79%
Expected life of option	5.9 years	5 years
Risk-free interest rate	2.84%	1.55%
Expected stock price volatility	50.47%	55.07%

Earnings per Unit

We present both basic and diluted earnings per unit, or EPU. Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, structured finance investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our structured finance investments is primarily located in the New York Metro area. (See Note 5). We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 8.1% of our annualized rent, no other tenant in our portfolio accounts for more than 6.0% of our annualized rent, including our share of joint venture annualized rent at September 30, 2010.  Approximately 7%, 6%, 7% and 6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended September 30, 2010.  Three investments each accounted for more than 10.0% of the revenue earned on structured finance investments during the three months ended September 30, 2010.

Reclassification

Certain prior year balances have been reclassified to conform with the current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Accounting Standards Updates

In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends various components of the existing guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from the consolidation guidance. While the amended guidance governing sale accounting is applied on a prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. Adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring.  This guidance is effective for the fourth quarter of 2010 and as it only amends existing disclosure requirements we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination.  This guidance is effective for the third quarter of 2010, though early adoption is permitted. Adoption of this guidance in the third quarter of 2010 did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy.  The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy.  These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010.

3. Property Acquisitions

In January 2010, we became the sole owner of 100 Church Street, a 1.05 million square-foot office tower located in downtown Manhattan, following the successful foreclosure of the senior mezzanine loan at the property. Our initial investment totaled $40.9 million which was comprised of a 50% interest in the senior mezzanine loan and two other mezzanine loans at 100 Church Street, which we acquired from Gramercy in the summer of 2007. At closing of the foreclosure, we funded an additional $15.0 million of capital into the project as part of our agreement with Wachovia Bank, N.A. to extend and restructure the existing financing. Gramercy declined to fund its share of this capital and instead transferred its interests in the investment to us at closing, subject to certain future contingent payments to Gramercy. The restructured $139.7 million mortgage carries an interest rate of 350 basis points over the 30-day LIBOR. The restructured mortgage matures in January 2013 and has a one-year extension option.

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the completion of the foreclosure of 100 Church Street (in thousands):

Land	$32,494
Building	86,806
Acquired above-market leases	118
Acquired in-place leases	17,380
Restricted cash	53,735
Assets acquired	190,533

Mortgage note payable	139,672
Acquired below-market leases	8,025
Other liabilities, net of other assets	1,674
Liabilities assumed	149,371
Net assets	$41,162

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

In August 2010, we acquired 125 Park Avenue, or 125 Park, a Manhattan office tower for $330 million. In connection with the acquisition, we assumed $146.25 million of in-place financing. The 5.748% interest-only loan matures in October 2014. We have not yet obtained all the information necessary to finalize our estimates to complete the purchase price allocations. The purchase price allocations will be finalized once we receive the outstanding information, which we expect to occur during the fourth quarter of 2010.

4. Property Dispositions and Assets Held for Sale

In September 2010, we sold the property located at 19 West 44th Street in Manhattan for $123.2 million and realized a gain on the sale of approximately $35.5 million. The sale generated approximately $114.6 million of proceeds for the Company.

At September 30, 2010, discontinued operations included the results of operations of real estate assets under contract or sold prior to that date. This included 55 Corporate Drive, NJ, which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6), 399 Knollwood Road, Westchester, which was sold in August 2009 and 19 West 44th Street, which was sold in September 2010.

The following table summarizes income (loss) from discontinued operations and the related realized gain (loss) on sale of discontinued operations for the three and nine months ended September 30, 2010 and 2009, respectively (in thousands).

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Revenues
Rental revenue	$2,785	$3,645	$8,774	$11,792
Escalation and reimbursement revenues	836	902	2,412	2,657
Other income	361	(1)	429	6,528
Total revenues	3,982	4,546	11,615	20,977
Operating expense	1,081	1,123	2,791	3,625
Real estate taxes	509	688	1,778	2,264
Interest expense, net of interest income	—	204	—	1,071
Marketing, general and administrative	—	—	—	7,299
Depreciation and amortization	405	668	1,626	2,538
Total expenses	1,995	2,683	6,195	16,797
Income from discontinued operations	1,987	1,863	5,420	4,180
Gain (loss) on sale of discontinued operations	35,485	(11,829)	35,485	(5,257)
Income (loss) from discontinued operations	$37,472	$(9,966)	$40,905	$(1,077)

5. Structured Finance Investments

During the nine months ended September 30, 2010 and 2009, our structured finance and preferred equity investments (net of discounts), including investments classified as held-for-sale, increased approximately $437.7 million and $61.0 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest. We recorded approximately $315.3 million and $193.5 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in structured finance investments.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

As of September 30, 2010 and December 31, 2009, we held the following structured finance investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 7.1% (in thousands):

Loan Type	Gross Investment	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$3,500	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	60,000	205,000	59,069	58,760	February 2016
Mortgage/ Mezzanine Loan(1)	50,000	174,329	46,346	25,000	May 2016
Mezzanine Loan(1)	35,000	165,000	39,669	39,125	October 2016
Mezzanine Loan(1)(3)(9)(10)(11)	75,000	4,273,051	70,092	70,092	December 2016
Other Loan(1)(5)(9)(11)	—	—	—	5,350	—
Whole Loan(2)(3) (9)(17)	—	—	—	9,636	—
Mezzanine Loan(1)(2)(4)(9)(11)	25,000	309,985	27,422	26,605	January 2013
Mezzanine Loan(1)	16,000	90,000	15,697	15,697	August 2017
Mezzanine Loan(3)(13)	—	—	—	40,938	—
Other Loan(1)	1,000	—	1,000	1,000	December 2010
Junior Participation(1)(6)(9)(11)	14,189	—	9,938	9,938	April 2008
Mezzanine Loan(1)(11) (12)	67,000	1,139,000	84,062	84,636	March 2017
Mezzanine Loan(14)	—	—	—	35,908	—
Mezzanine Loan(3)(9)(11)	22,644	—	—	—	—
Junior Participation(1)(9)	11,000	53,000	11,000	11,000	November 2011
Junior Participation(7)(9)	12,000	61,250	10,875	10,875	June 2012
Junior Participation(9)(11)	9,948	48,198	5,866	5,866	December 2010
Junior Participation(8)(9)	50,000	2,192,522	47,509	47,691	April 2011
Mortgage/ Mezzanine Loan(2)(16)	146,164	285,000	137,222	104,431	July 2012
Whole Loan(1)(3)	9,375	—	9,918	9,902	February 2015
Junior Participation	35,041	210,000	41,113	30,548	January 2012
Mortgage/mezzanine loan(15)	—	—	—	167,717	—
Whole loan(1)	11,150	—	11,150	—	November 2013
Junior Participation(18)	9,113	70,800	9,113	—	October 2011
Mezzanine Loan(1)	201,375	755,000	201,375	—	June 2016
Mezzanine Loan(1)	15,000	75,000	15,000	—	July 2013
Mortgage(19)	86,339	—	86,339	—	June 2012
Loan loss reserve(9)	—	—	(105,783)	(101,866)	—
	$965,838	$10,122,135	$837,492	$712,349

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	Gramercy holds a pari passu interest in this asset.
(4)	This loan had been in default since December 2007. We reached an agreement with the borrower to, among other things, extend the maturity date to January 2013.
(5)

The original loan which was scheduled to mature in February 2010 was replaced with two loans which mature in May 2011. The total principal balance remained unchanged. Approximately $10.4 million was redeemed in October 2008. We were foreclosed out of this loan in September 2010.

(6)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
(7)	This loan was extended for two years to June 2012.
(8)	Gramercy is the borrower under this loan. This loan consists of mortgage and mezzanine financing.
(9)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses. This includes a $1.0 million and $69.1 million mark-to-market adjustment against our held for sale investment during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively.

(10)	This investment which was classified as held for sale at June 30, 2010 and December 31, 2009 was sold in August 2010.
(11)	This loan is on non-accrual status.
(12)	Interest is added to the principal balance for this accrual only loan.
(13)

This loan was in default as it was not repaid upon maturity. We were designated as special servicer for this loan and took over management and leasing of the property under a forbearance agreement in August 2009. We foreclosed on this property in January 2010.

(14)	We acquired Gramercy’s interest in this investment in July 2009 for approximately $16.0 million. This investment was sold in February 2010.
(15)	In connection with the sale in September 2010 of 510 Madison Avenue by the owner, the first mortgage loan and senior mezzanine loan,

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. In connection with the repayment of the loans, we recognized additional income of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income.

(16)	Gramercy holds a pari passu interest in the mezzanine loan.
(17)	This loan was repaid in August 2010.
(18)	The maturity date for this loan was extended for one year to October 2011.
(19)	We hold an 88% interest in the consolidated joint venture that acquired this loan.

Preferred Equity Investments

As of September 30, 2010 and December 31, 2009, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 9.1% (in thousands):

Type	Gross Investment	Senior Financing	2010 Amount Outstanding	2009 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(3)(5)(8)	$—	$—	$—	$15,000	—
Preferred equity(1)(2)(6)(7)	51,000	208,181	44,972	41,791	February 2014
Preferred equity(3)(5)	34,120	88,000	31,178	31,178	March 2010
Preferred equity(3)(4)	44,733	984,708	46,372	46,372	August 2012
Loan loss reserve(3)	—	—	(52,078)	(61,078)	—
	$129,853	$1,280,889	$70,444	$73,263

(1)	This is a fixed rate investment.
(2)	Gramercy holds a mezzanine loan on the underlying asset.
(3)

This represents specifically allocated loan loss reserves. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(4)	This loan was converted from a mezzanine loan to preferred equity in July 2009.
(5)	This investment is on non-accrual status.
(6)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(7)

This investment was classified as held for sale at September 30, 2009, but as held-to-maturity at December 31, 2009. The reserve previously taken against this loan is being accreted up to the face amount through the maturity date.

(8)	We recovered approximately $3.7 million from the sale of this loan which had previously been fully reserved.

The following table is a rollforward of our total allowance for loan loss reserves at September 30, 2010 and December 31, 2009 (in thousands):

	2010	2009
Balance at beginning of year	$93,844	$98,916
Expensed	15,985	145,855
Recoveries	(3,662)	—
Charge-offs	(18,399)	(150,927)
Balance at end of period	$87,768	$93,844

At September 30, 2010 and December 31, 2009, all structured finance investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

6. Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, and Gramercy Capital Corp. (NYSE: GKK), or Gramercy, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

In May 2010, Green Hill Acquisition LLC, a wholly owned subsidiary of ours, sold its 45% beneficial interest in the property known as 1221 Avenue of the Americas, located in Manhattan, to a wholly owned subsidiary of CPPIB, for total consideration of $577.4 million, of which approximately $95.9 million represented payment for existing reserves and the assumption of our pro-rata share of in-place financing. The sale generated proceeds to us of approximately $500.9 million. We recognized a gain of approximately $126.8 million on the sale of our interest.

The table below provides general information on each of our joint ventures as of September 30, 2010 (in thousands):

		Ownership	Economic	Square		Acquisition
Property	Partner	Interest	Interest	Feet	Acquired	Price(1)

1515 Broadway(2)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(3)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(4)	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
2 Herald Square(5)	Gramercy	55.00%	55.00%	354	04/07	$225,000
885 Third Avenue(6)	Gramercy	55.00%	55.00%	607	07/07	$317,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(7)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(8)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue(9)	Sutton	50.00%	50.00%	22	09/05	$13,250
180/182 Broadway and 63 Nassau Street	Sutton	50.00%	50.00%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners’ tax positions before December 2011. One tenant, whose leases primarily end in 2015, represents approximately 77.9% of this joint venture’s annualized rent at September 30, 2010.

(3)

We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property’s ownership, with an option to convert the loan to an equity interest. Certain existing members had the right to re-acquire approximately 4% of the property’s equity. These interests were re-acquired in December 2008 and reduced our interest to 42.95%

(4)	We have the ability to syndicate our interest down to 14.79%.
(5)	We, along with Gramercy, together as tenants-in-common, acquired a fee interest in 2 Herald Square. The fee interest is subject to a long-term operating lease.
(6)	We, along with Gramercy, together as tenants-in-common, acquired a fee and leasehold interest in 885 Third Avenue. The fee and leasehold interests are subject to a long-term operating lease.
(7)	We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009.
(8)	The property is subject to a 13-year triple-net lease arrangement with a single tenant. The lease commenced in 2007.
(9)

The deconsolidation of this joint venture in 2010, resulted in an adjustment to retained earnings of approximately $3.0 million and to the noncontrolling interests in other partnerships of approximately $9.5 million.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

We finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2010 and December 31, 2009, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	2010	2009

1515 Broadway(2)	12/2014	3.50%	$465,962	$475,000
100 Park Avenue(3)	09/2014	6.64%	$200,000	$200,000
379 West Broadway	07/2011	1.96%	$20,991	$20,991
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	08/2017	6.00%	$20,910	$20,910
521 Fifth Avenue	04/2011	1.31%	$140,000	$140,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square	04/2017	5.36%	$191,250	$191,250
1604-1610 Broadway(4)	04/2012	5.66%	$27,000	$27,000
1745 Broadway	01/2017	5.68%	$340,000	$340,000
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue	07/2017	6.26%	$267,650	$267,650
The Meadows	09/2012	1.66%	$87,613	$85,478
388 and 390 Greenwich Street(5)	12/2017	5.09%	$1,138,379	$1,138,379
16 Court Street	10/2013	2.81%	$87,035	$88,573
27-29 West 34th Street	05/2011	1.96%	$54,488	$54,800
1551-1555 Broadway(6)	10/2011	4.32%	$129,850	$133,600
717 Fifth Avenue(7)	09/2011	5.25%	$245,000	$245,000
141 Fifth Avenue	06/2017	5.70%	$25,000	$25,000
180/182 Broadway and 63 Nassau Street(8)	02/2011	2.56%	$23,903	$22,534
600 Lexington Avenue(9)	03/2014	5.74%	$49,850	$—

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended September 30, 2010.
(2)

In December 2009 the $625.0 million mortgage was repaid and replaced with a $475.0 million mortgage. In connection with the refinancing, the partners made an aggregate $163.9 million capital contribution to the joint venture.

(3)

This loan was refinanced in September 2009, and replaced a $175.0 million construction loan which was scheduled to mature in November 2015 and which carried a fixed interest rate of 6.52%. The new loan has a committed amount of $215.0 million.

(4)	This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.
(5)

Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage and $15.6 million of the mezzanine loan which are floating. Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us. We believe it is unlikely that we will be required to perform under this guarantee.

(6)	This amortizing loan was fully funded in September 2009 at the reduced committed amount of $133.6 million.
(7)	This loan has a committed amount of $285.0 million.
(8)	This loan has a committed amount of $31.0 million.
(9)	See Note 18.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.6 million, $11.7 million, $2.8 million and $16.0 million for these services for the three and nine months ended September 30, 2010, and 2009, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At September 30, 2010, we held 6,219,370 shares, or approximately 12.47% of Gramercy’s common stock.  Our total investment of approximately $8.6 million is based on the market value of our common stock investment in Gramercy at September 30, 2010.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Prior to Gramercy’s internalization of GKK Manager LLC, or the Manager (a former wholly-owned subsidiary of ours which was the external manger to Gramercy), which we refer to as the GKK Internalization, we were entitled to an incentive return payable through the Class B limited partner interests in Gramercy’s operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy’s amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders’ equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations).  This arrangement was terminated when the GKK Internalization was completed in April 2009.  Amounts payable to the Class B limited partnership interests were waived since July 1, 2008.

In connection with Gramercy’s initial public offering, the Manager entered into a management agreement with Gramercy, which provided for an initial term through December 2007, and which was subsequently extended through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization.  Gramercy paid the Manager a collateral management fee. For the three and nine months ended September 30, 2009, we received an aggregate of approximately none and $6.5 million, respectively, and we received nothing under the collateral management agreement in either period.  Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for all periods subsequent to June 30, 2008. In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders.  The GKK Internalization was completed on April 24, 2009 through the direct acquisition by Gramercy of the Manager.

On October 27, 2008, the Manager entered into a Second Amended and Restated Management Agreement (the “Second Amended Management Agreement”) with Gramercy and GKK Capital LP.  The Second Amended Management Agreement generally contained the same terms and conditions as the Amended and Restated Management Agreement, dated as of April 19, 2006, but provided that all management, service and similar fees relating to Gramercy’s CDOs that the Manager was entitled to receive were to be remitted by the Manager to Gramercy for any period subsequent to July 1, 2008.  The Second Amended Management Agreement was terminated in connection with the GKK Internalization.

In May 2005, SL Green’s Compensation Committee approved long-term incentive performance awards pursuant to which certain of its officers and employees, including some of whom are its senior executive officers, were awarded a portion of the interests previously held by us in the Manager, which at the time was an affiliate of ours, as well as in the Class B limited partner interests in Gramercy’s operating partnership.  The vesting of these awards was dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy.  These awards vested in May 2008.  On April 24, 2009, Gramercy acquired all the interests in the Manager and all the Class B limited partner interests from us for no consideration.

Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us.  The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the three and nine months ended September 30, 2009, the Manager received an aggregate of approximately none and $1.0 million, respectively, under the outsourcing and asset servicing agreements.

On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the “Services Agreement”) pursuant to which we provided consulting and other services to Gramercy.  We made certain members of management available in connection with the provision of the services until the completion of the GKK Internalization on April 24, 2009.  In consideration for the consulting services, we received from Gramercy a fee of $200,000 per month.  We also provided Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash until April 24, 2009.  The Services Agreement was terminated in connection with the GKK Internalization.  Since October 27, 2008, an affiliate of ours has served as special servicer for certain assets held by Gramercy or its affiliates and assigned its duties to a subsidiary of ours.

All fees earned from Gramercy are included in Other Income in the Consolidated Statements of Income.

Effective May 2005, June 2009 and October 2009, Gramercy entered into three lease agreements with an affiliate of the Company, for their corporate offices at 420 Lexington Avenue, Manhattan.  The first lease is for approximately 7,300 square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one increasing to $315,000 per annum in year ten.  The second lease is for approximately 900 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $35,300 per annum for year one increasing to $42,800 per annum in year six.  The third lease is for approximately

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

1,400 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $67,300 per annum for year one increasing to $80,500 per annum in year six.

Gramercy holds tenancy-in-common interests along with us in 2 Herald Square and 885 Third Avenue.  See Note 5 for information on our structured finance investments in which Gramercy also holds an interest.

A consolidated affiliate of ours held an investment in Gramercy’s preferred stock with a market value of approximately $0.8 million at September 30, 2010.

On October 27, 2009, Marc Holliday, SL Green’s Chief Executive Officer, Andrew Mathias, SL Green’s President and Chief Investment Officer and Gregory F. Hughes, SL Green’s Chief Financial Officer and Chief Operating Officer resigned as Chief Executive Officer, Chief Investment Officer and Chief Credit Officer, respectively, of Gramercy.  Mr. Holliday also resigned as President of Gramercy effective as of October 28, 2009.  Mr. Holliday and Mr. Mathias agreed to remain as consultants to Gramercy through the earliest of (i) September 30, 2009, (ii) the termination of the Second Amended Management Agreement or (iii) the termination of their respective employment with us.  This agreement was terminated in connection with the GKK Internalization.

On October 28, 2009, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately.  Effective as of November 13, 2009, Timothy J. O’Connor was appointed as President of Gramercy.  Mr. Holliday remains a board member of Gramercy.

In 2009, we, as well as a consolidated affiliate of ours, entered into consulting agreements with Gramercy whereby Gramercy provides services required for the evaluation, acquisition, disposition and portfolio management of CMBS investments.  We pay 10 basis points and our affiliate pays 25 basis points of the principal amount of all trades executed.  We and our affiliate paid approximately $48,000 in aggregate fees for such services during the nine months ended September 30, 2010.

The condensed combined balance sheets for the unconsolidated joint ventures, at September 30, 2010 and December 31, 2009, are as follows (in thousands):

	2010	2009
Assets
Commercial real estate property, net	$5,377,548	$6,095,668
Other assets	601,515	665,065
Total assets	$5,979,063	$6,760,733

Liabilities and members’ equity
Mortgages payable	$4,093,632	$4,177,382
Other liabilities	244,900	276,805
Members’ equity	1,640,531	2,306,546
Total liabilities and members’ equity	$5,979,063	$6,760,733
Company’s net investment in unconsolidated joint ventures	$777,556	$1,058,369

The condensed combined statements of operations for the unconsolidated joint ventures for the three and nine months ended September 30, 2010 and 2009, or partial period for acquisitions which closed during these periods, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Total revenues	$132,817	$329,752	$456,779	$991,234
Operating expenses	21,659	74,808	74,015	226,714
Real estate taxes	13,474	30,870	53,371	96,258
Interest expense, net of interest income	51,174	111,475	152,061	341,580
Depreciation and amortization	37,874	65,364	120,765	203,006
Other income/ expenses	—	219,611	1,075	463,954
Total expenses	124,181	502,128	401,287	1,331,512
Net income (loss) before gain on sale	$8,636	$(172,376)	$55,492	$(340,278)
Company’s equity in net income of unconsolidated joint ventures	$7,544	$16,585	$32,925	$46,486

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

7.  Deferred Costs

Deferred costs at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Deferred financing	$77,375	$68,181
Deferred leasing	187,878	163,372
	265,253	231,553
Less accumulated amortization	(108,751)	(92,296)
Deferred costs, net	$156,502	$139,257

8.  Mortgage Notes and Other Loans Payable

The first mortgage notes and other loans payable collateralized by the respective properties and assignment of leases at September 30, 2010 and December 31, 2009, respectively, were as follows (in thousands):

Property	Maturity Date	Interest Rate(2)	2010	2009
711 Third Avenue(1)	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(1) (7)	09/2016	7.52%	149,627	150,561
673 First Avenue(1)	02/2013	5.67%	30,994	31,608
220 East 42nd Street(1)	11/2013	5.24%	195,813	198,871
625 Madison Avenue(1) (8)	11/2015	7.22%	132,955	135,117
609 Fifth Avenue(1)	10/2013	5.85%	96,877	97,952
609 Partners, LLC(1)(9)	07/2014	5.00%	35,421	41,391
485 Lexington Avenue(1)	02/2017	5.61%	450,000	450,000
120 West 45th Street(1)	02/2017	6.12%	170,000	170,000
919 Third Avenue(1)(3)	08/2011	6.87%	221,305	224,104
300 Main Street(1)	02/2017	5.75%	11,500	11,500
500 West Putnam(1)	01/2016	5.52%	25,000	25,000
141 Fifth Avenue(4)	—	—	—	25,000
One Madison Avenue(1)(5)	05/2020	5.91%	643,128	651,917
125 Park Avenue	10/2014	5.75%	146,250	—
Total fixed rate debt			2,428,870	2,333,021
180/182 Broadway(1)(4)	—	—	—	22,534
100 Church Street(1)	01/2013	5.00%	139,672	—
Landmark Square(1)(6)	02/2011	2.15%	113,226	116,517
28 West 44th Street(1)	08/2013	2.51%	122,386	123,480
Other loan payable(10)	06/2013	3.23%	62,792	—
Other loan payable	06/2016	3.05%	30,000	—
Total floating rate debt			468,076	262,531
Total mortgage notes and other loans payable			$2,896,946	$2,595,552

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective interest rate for the quarter ended September 30, 2010.
(3)	We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.
(4)	This investment was deconsolidated in 2010.
(5)	From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.
(6)	This loan has one remaining one-year as-of-right renewal option.
(7)

The $108.1 million loan which had an original maturity date in November 2010 and carried a fixed interest rate of 8.44% was repaid in August 2009. The new loan was upsized by $6.0 million in November 2009.

(8)	In July 2009, we upsized this loan by $40.0 million resulting in a blended fixed interest rate of 7.22%.
(9)	This loan was paid down by $22.5 million in August 2009 and $4.0 million in March 2010.
(10)	This loan bears interest at 250 basis points over the three month GBP LIBOR. This loan is denominated in British Pounds.

In September 2010, we repaid a $104.0 million loan payable which had been secured by our interest in a structured finance investment.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

At September 30, 2010 and December 31, 2009 the gross book value of the assets collateralizing the mortgage notes and loans payable was approximately $4.9 billion and $4.5 billion, respectively.

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest expense	$57,704	$66,236	$173,704	$185,654
Interest income	(479)	(870)	(1,351)	(3,549)
Interest expense, net	$57,225	$65,366	$172,353	$182,105
Interest capitalized	$—	$38	$—	$98

9.  Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had a balance of $0.8 billion and carried a spread over LIBOR of 80 basis points at September 30, 2010.  Availability under the 2007 unsecured revolving credit facility was further reduced at September 30, 2010 by the issuance of approximately $24.0 million in letters of credit.  The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.12% for the three months ended September 30, 2010.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility.  Such repurchases reduce our availability under the 2007 unsecured revolving credit facility.  In August 2009, a subsidiary of ours repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
January 22, 2004(1)(5)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(1) (5)	98,578	5.875%	10	August 15, 2014
March 31, 2006(1)	274,755	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	4.00%	20	June 15, 2025
March 26, 2007(3)(5)	122,448	3.00%	20	March 30, 2027
	$831,261

(1)	Assumed as part of the Reckson Merger.
(2)

Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2010, we and SL Green repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Merger $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the nine months ended September 30, 2010, we and SL Green repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of September 30, 2010, approximately $4.4 million remained unamortized.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(5)

In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by the Operating Partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, assumed as part of the Reckson Merger, were repaid at maturity.

Restrictive Covenants

The terms of the 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable SL Green to continue to qualify as a REIT for Federal Income Tax purposes, it will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of September 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is our wholly-owned subsidiary.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Interest payments may be deferred for a period of up to eight consecutive quarters if we exercise our right to defer such payments.  The trust preferred securities are redeemable, at our option, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Principal Maturities

Combined aggregate principal maturities of mortgage notes and other loans payable, our 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2010, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2010	$7,608	$—	$—	$—	—	7,608	$2,078
2011	29,950	216,656	—	—	84,823	331,429	218,698
2012	33,455	113,227	800,000	—	122,448	1,069,130	62,080
2013	34,078	622,774	—	—	—	656,852	37,146
2014	30,042	181,671	—	—	98,578	310,291	361,917
Thereafter	170,626	1,456,859	—	100,000	525,412	2,252,897	1,137,199
	$305,759	$2,591,187	$800,000	$100,000	$831,261	$4,628,207	$1,819,118

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

10.  Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2.  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgage notes payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $3.4 billion, compared to the book value of the related fixed rate debt of approximately $3.3 billion at September 30, 2010.  Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.2 billion, compared to the book value of approximately $1.3 billion at September 30, 2010.  Our structured finance investments had an estimated fair value ranging between $544.8 million and $817.1 million, compared to the book value of approximately $907.9 million at September 30, 2010.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2010.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.6 million, $1.6 million, $0.4 million and $1.3 million for the three and nine months ended September 30, 2010 and 2009, respectively.  We paid Alliance approximately $3.4 million, $9.6 million, $3.3 million and $11.0 million for the three and nine months ended September 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $92,000, $293,000, $89,000 and $269,000 for the three and nine months ended September 30, 2010 and 2009, respectively.

Other

Amounts due from related parties at September 30, 2010 and December 31, 2009 consisted of the following (in thousands):

	2010	2009
Due from (to) joint ventures	$692	$228
Officers and employees	—	153
Other	6,396	8,189
Related party receivables	$7,088	$8,570

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Gramercy Capital Corp.

See Note 6. Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

12. Partners’ Capital

The Company is the sole general partner of the Operating Partnership and at September 30, 2010 owned an approximate 78,252,240 general and limited partnership interest in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company (“Common Stock”), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

In May 2009, the Company sold 19,550,000 shares of its common stock at a gross price of $20.75 per share. The net proceeds from this offering (approximately $387.1 million) were contributed to the Operating Partnership in exchange for 19,550,000 common units. The net proceeds were primarily used to repurchase unsecured debt.

Net income (loss) allocated to the preferred unitholders and limited unitholders reflects their pro-rata share of net income (loss) and distributions.

Limited Partner Units

As of September 30, 2010 the other limited partners owned 1.6% (1,249,274 units) of the Operating Partnership. At September 30, 2010, 1,249,274 shares of the Company’s Common Stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

Perpetual Preferred Units

In December 2003, the Company sold 6,300,000 shares of 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, (including the underwriters’ over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share. The net proceeds were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series C preferred stock receives annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after December 12, 2008, the Company may redeem the Series C preferred stock at par for cash at its option. The Series C preferred stock was recorded net of underwriters discount and issuance costs. SL Green contributed the net proceeds of this offering (approximately $152.0 million) to the Operating Partnership in exchange for 6,300,000 Series C cumulative redeemable preferred partnership units.

In 2004, the Company issued 4,000,000 shares of its 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, with a mandatory liquidation preference of $25.00 per share. Net proceeds from these offerings were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series D preferred stock receives annual dividends of $1.96875 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after May 27, 2009, the Company may redeem the Series D preferred stock at par for cash at its option. The Series D preferred stock was recorded net of underwriters discount and issuance costs. Net proceeds from this offering (approximately $96.3 million) were contributed to the Operating Partnership in exchange for 4,000,000 preferred partnership units.

In January 2010, the Company sold 5,400,000 shares of its Series C preferred stock in an underwritten public offering. As a result of this offering, the Company had 11,700,000 shares of the Series C preferred stock outstanding. The shares of Series C preferred stock

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at its option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%. Net proceeds from this offering (approximately $122.0 million) were contributed to the Operating Partnership in exchange for 5,400,000 preferred partnership units. We used the net offering proceeds for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

Rights Plan

In February 2000, the board of directors of the Company authorized a distribution of one preferred share purchase right, or Right, for each outstanding share of common stock under a shareholder rights plan. This distribution was made to all holders of record of the common stock on March 31, 2000. Each Right entitled the registered holder to purchase from the Company one one-hundredth of a share of Series B junior participating preferred stock, par value $0.01 per share, or Preferred Shares, at a price of $60.00 per one one-hundredth of a Preferred Share, or Purchase Price, subject to adjustment as provided in the rights agreement. The Rights expired on March 5, 2010, and the rights plan was terminated.

Dividend Reinvestment and Stock Purchase Plan

SL Green registered 2,000,000 shares of common stock for its dividend reinvestment and stock purchase plan, or DRIP. The DRIP commenced on September 24, 2001.

During the nine months ended September 30, 2010 and 2009, approximately 251,000 and 142 shares of common stock were issued and approximately $11.3 million and $3,300 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price. Proceeds received by SL Green pursuant to the DRIP were contributed to us in exchange for an equivalent number of common units.

Second Amended and Restated 2005 Stock Option and Incentive Plan

SL Green has a stock option and incentive plan. The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by SL Green’s board of directors in April 2010 and SL Green’s stockholders in June 2010 at SL Green’s annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green’s common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by SL Green’s Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by SL Green’s stockholders. At September 30, 2010, approximately 5.2 million fungible units were available for issuance under the 2005 Plan, or 6.6 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

A summary of the status of SL Green’s stock options as of September 30, 2010 and December 31, 2009 and changes during the periods then ended are presented below:

	2010		2009
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,324,221	$56.74	937,706	$61.33
Granted	25,500	$52.89	443,850	$46.08
Exercised	(98,341)	$30.50	(22,000)	$28.17
Lapsed or cancelled	(41,833)	$77.33	(35,335)	$62.75
Balance at end of period	1,209,547	$58.08	1,324,221	$56.74

Options exercisable at end of period	641,852	$68.90	595,851	$62.17
Weighted average fair value of options granted during the period	$564,671		$8,276,500

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2010 was approximately $25.6 million.

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 4.9 years and 4.6 years, respectively.

Stock-based Compensation

Effective January 1, 1999, SL Green implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.  A summary of SL Green’s restricted stock as of September 30, 2010 and the related expense during the nine months then ended are presented below:

Nine Months Ended September 30,
Restricted Stock Awards	2010
Balance at beginning of year	2,330,532
Granted	190,657
Cancelled	(3,167)
Balance at end of period	2,518,022
Vested during the period	34,527
Compensation expense recorded	$9,919,348

2003 Long-Term Outperformance Compensation Program

SL Green’s board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of its common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

20% of the total value was amortized over seven years (14.29% per year)).  We recorded compensation expense of none, $23,000, $29,500 and $88,500 related to this plan during the three and nine months ended September 30, 2010 and 2009, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green’s total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of SL Green’s outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million.  On June 14, 2006, the compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned.  Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period.  The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475.  Under the terms of the 2005 Ouperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned scheduled to vest on each of November 30, 2009 and the first two anniversaries thereafter based on continued employment.  The earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on SL Green’s common stock, whether or not they are vested.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately none, $1.6 million, $0.6 million and $1.8 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green’s total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value of 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $60.0 million.  The 2006 Outperformance Plan provided that if the LTIP Units were earned, each participant would also have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions would have been paid in the form of additional LTIP Units.  Thereafter, distributions would have been paid currently with respect to all earned LTIP Units, whether vested or unvested.  Any LTIP Units earned under the 2006 Outperformance Plan were to remain subject to time-based vesting, with one-third of the awards vesting on each of July 31, 2009 and the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $0.1 million, $0.2 million, $0.1 million and $0.3 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including our executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in SLGOP based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if SL Green’s aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The cost of the 2010 Long Term Compensation Plan (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.3 million and $2.8 million during the three and nine months ended September 30, 2010 related to this program.

Deferred Stock Compensation Plan for Directors

Under the Company’s Independent Director’s Deferral Program, which commenced July 2004, SL Green’s non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from SL Green’s board of directors or a change in control by SL Green, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of the Company’s common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the nine months ended September 30, 2010, approximately 9,300 phantom stock units were earned.  As of September 30, 2010, there were approximately 57,700 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase the Company’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders.  As of September 30, 2010, approximately 45,300 shares of the Company’s common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Earnings per Unit

Earnings per unit for the three and nine months ended September 30, 2010 and 2009 is computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator (Income)
Basic Earnings:
Income (loss) attributable to SL Green common unitholders	$113,286	$(2,734)	$268,161	$44,279
Effect of Dilutive Securities:
Stock options	—	—	—	—
Diluted Earnings:
Income (loss) attributable to SL Green common unitholders	$113,286	$(2,734)	$268,161	$44,279

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Denominator (Weighted Average Units)
Basic Earnings:
Units attributable to common unitholders	79,437	79,168	79,379	69,533
Effect of Dilutive Securities:
3.0% exchangeable senior debentures	—	—	—	—
4.0% exchangeable senior debentures	—	—	—	—
Stock-based compensation plans	344	—	343	47
Diluted Units	79,781	79,168	79,722	69,580

We have excluded approximately 794,000, 804,000, 499,000 and 939,000 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2010 and 2009, respectively, as they were anti-dilutive.

13.  Commitments and Contingencies

We and the Company are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us and the Company related to this litigation will not materially affect our financial position, operating results or liquidity.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2010 (in thousands):

September 30,	Capital lease	Non-cancellable operating leases

2010	$387	$7,432
2011	1,555	28,929
2012	1,555	28,179
2013	1,555	28,179
2014	1,555	28,179
Thereafter	45,651	580,600
Total minimum lease payments	52,258	$701,498
Less amount representing interest	(35,230)
Present value of net minimum lease payments	$17,028

14.  Financial Instruments: Derivatives and Hedging

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at September 30, 2010 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate		Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$128,000	6.000%		2/2010	2/2011	$—
Interest Rate Cap	$139,672	5.000%		1/2010	1/2011	$—
Interest Rate Swap	$30,000	2.295%		7/2010	6/2016	$(1,102)

Currency Hedge	$20,748	1.55185	GBP-USD	9/2010	12/2012	$(82)

The currency hedge has not been designated as a hedging instrument.

On September 30, 2010, the derivative instruments were reported as an obligation at their fair value of approximately $1.0 million.  This is included in Other Liabilities on the consolidated balance sheet at September 30, 2010.  Included in Accumulated Other Comprehensive Loss at September 30, 2010 was approximately $15.2 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $21.4 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment is included in financing activities in the statement of cash flows.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $15.2 million balance noted above.

15.  Environmental Matters

Our management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues.  Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows.  Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

16.  Segment Information

SL Green is a REIT engaged in owning, managing, leasing, acquiring and repositioning commercial office and retail properties in the New York Metro area and have two reportable segments, real estate and structured finance investments.  Our investment in Gramercy and its related earnings are included in the structured finance segment.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

Our real estate portfolio is primarily located in the geographical markets of the New York Metro area.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5 for additional details on our structured finance investments.

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

Selected results of operations for the three and nine months ended September 30, 2010 and 2009, and selected asset information as of September 30, 2010 and December 31, 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
September 30, 2010	$238,903	$84,377	$323,280
September 30, 2009	229,503	16,266	245,769

Nine months ended:
September 30, 2010	$708,458	$125,543	$834,001
September 30, 2009	704,110	48,697	752,807

Income from continuing operations:
Three months ended:
September 30, 2010	$6,109	$80,465	$86,574
September 30, 2009	16,421	(1,862)	14,559

Nine months ended:
September 30, 2010	$27,414	$105,589	$133,003
September 30, 2009	144,737	(81,805)	62,932

Total assets
As of:
September 30, 2010	$9,674,631	$913,244	$10,587,875
December 31, 2009	9,698,430	789,147	10,487,577

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the structured finance segment.  Interest costs for the structured finance segment are imputed assuming 100% leverage at our 2007 unsecured revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses (approximately $18.5 million, $55.3 million, $18.9 million and $54.7 million for the three and nine months ended September 30, 2010 and 2009, respectively) to the structured finance segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.  There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SLGOP common unitholders for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Income from continuing operations	$86,574	$14,559	$133,003	$62,932
Gain on sale of joint venture interest/real estate	520	—	127,289	6,848
Income (loss)/gains from discontinued operations	37,472	(9,966)	40,905	(1,077)
Net income	124,566	4,593	301,197	68,703
Net income attributable to noncontrolling interests in other partnerships	(3,735)	(2,358)	(10,831)	(9,518)
Net income attributable to SLGOP	120,831	2,235	290,366	59,185
Preferred unit dividend	(7,545)	(4,969)	(22,205)	(14,906)
Net income attributable to SLGOP common unitholders	$113,286	$(2,734)	$268,161	$44,279

SL Green Operating Partnership, L.P.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2010

17.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2010 and 2009 is presented below (in thousands):

	Nine Months Ended September 30,
	2010	2009
Issuance of common stock as deferred compensation	$474	$529
Derivative instruments at fair value	14,268	14,676
Mortgage assigned upon asset sale	—	113,517
Tenant improvements and lease commissions payable	7,621	10,166
Assumption of mortgage loans	285,922	—
Structured finance and other investments acquired	30,000	13,831
Deconsolidation of real estate investments - assets	60,783	—
Deconsolidation of real estate investments - liabilities	47,533	—

18.  Subsequent Events

In October 2010, we issued $345.0 million of 3.00% exchangeable senior notes due 2017, inclusive of the $45.0 million overallotment option, with a 30% conversion premium, resulting in an initial conversion price of $85.81. We received net proceeds from the offering of approximately $336.5 million.  These notes are guaranteed by ROP.

In October 2010, the joint venture that owns 600 Lexington Avenue closed on a new $125.0 million seven-year mortgage which replaces the $49.85 million mortgage assumed as part of the acquisition. The new mortgage bears interest at a rate of 200 basis points over the 30-day LIBOR and is interest only for the first two years.

In October 2010, we reached an agreement to recapitalize Three Columbus Circle. The recapitalization includes a standby mortgage commitment and a potential future investment by us that will make funds available for the completion of the redevelopment and lease-up of the property.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. SL Green is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. Unless the context requires otherwise, all references to “we,” “our” and “us” in this section mean SLGOP and all entities owned or controlled by SLGOP.

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of ours.

The following discussion related to our consolidated financial statements and related notes should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and the audited consolidated financial statements appearing in Amendment No. 2 to our Registration Statement on Form S-4, filed with the SEC on September 14, 2010.

As of September 30, 2010, we owned the following interests in commercial office properties in the New York Metro area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metro area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy (1)
Manhattan	Consolidated properties	22	15,141,945	91.0%
	Unconsolidated properties	8	7,182,515	94.1%

Suburban	Consolidated properties	25	3,863,000	81.8%
	Unconsolidated properties	6	2,941,700	93.8%
		61	29,129,160	90.9%

(1)  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also own investments in eight retail properties encompassing approximately 366,312 square feet, three development properties encompassing approximately 399,800 square feet and two land interests.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated and unconsolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture’s projected cash flows. We do not believe that the value of any of our consolidated or unconsolidated real estate properties or investments in unconsolidated joint ventures was impaired at September 30, 2010 and December 31, 2009, respectively.

A variety of costs are incurred in the development and leasing of our properties. After determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determination of when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially completed and held available for occupancy upon the completion of tenant improvements, but no later than one year from cessation of major construction activity. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below-, and at-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively. The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years. The value associated with in-place leases are amortized over the expected term of the associated lease, which generally range from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property.

Investment in Unconsolidated Joint Ventures

We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence, but do not control these entities or the joint venture is a VIE and weare not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary. The primary beneficiary is the entity which has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. In all joint ventures not deemed to be a VIE where the rights of the minority investor include both protective as well as participating rights, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to clawback. Distributions received from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

Interest income on structured finance investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

Income recognition is generally suspended for structured finance investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with structured finance investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses by loan. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Where impairment is indicated, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded approximately $5.0 million, $15.0 million, none and $54.6 million in loan loss reserves and charge offs during the three and nine months ended September 30, 2010 and 2009, respectively, on investments being held to maturity. We also recorded approximately $3.7 million in recoveries during the three and nine months ended September 30, 2010 in connection with the sale of a loan.

Structured finance investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the loan will be reclassified at its net carrying value to structured finance investments held to maturity. During the quarter ended September 30, 2009, we reclassified loans with a net carrying value of approximately $56.7 million from held for sale to held to maturity. For these reclassified loans, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the loan. We recorded a mark-to-market adjustment of approximately none, $1.0 million, $16.1 million and $69.1 million against our held for sale investment during the three and nine months ended September 30, 2010 and 2009, respectively.

Derivative Instruments

In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option- pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Results of Operations

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

The following comparison for the three months ended September 30, 2010, or 2010, to the three months ended September 30, 2009, or 2009, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2009 and at September 30, 2010 and total 44 of our 47 consolidated properties, representing approximately 73% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$199.3	$189.5	$9.8	5.2%
Escalation and reimbursement revenue	31.5	29.1	2.4	8.3
Total	$230.8	$218.6	$12.2	5.6%

Same-Store Properties	$218.9	$216.1	$2.8	1.3%
Acquisitions	10.8	1.6	9.2	575.0
Other	1.1	0.9	0.2	22.2
Total	$230.8	$218.6	$12.2	5.6%

Occupancy in the Same-Store Properties was 94.8% at September 30, 2009, 93.5% at December 31, 2009 and 91.9% at September 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2010 compared to a partial period or not being included in 2009.

During the quarter, we signed or commenced 55 leases in the Manhattan portfolio totaling 586,593 square feet, of which 44 leases and 510,463 square feet represented office leases.  Average starting Manhattan office rents of $41.22 per rentable square foot on the 510,463 square feet of office leases signed or commenced during the quarter represented a 1.3% increase over the previously fully escalated rents.  The average lease term was 10.8 years and average tenant concessions were 3.22 months of free rent with a tenant improvement allowance of $18.78 per rentable square foot.

During the quarter, we signed 18 leases in the Suburban portfolio totaling 206,866 square feet, of which 17 leases and 206,666 square feet represented office leases.  Average starting Suburban office rents of $29.31 per rentable square foot for the quarter represented a 9.1% decrease over the previously fully escalated rents.

At September 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.0% and 4.5% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.6% of the space leased at our consolidated properties expires during the remainder of 2010.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Same-Store Properties ($1.4 million) and an increase in recoveries from the Acquisitions ($0.8 million).  The increase in recoveries at the Same-Store Properties was primarily due to higher operating expense escalations ($2.3 million) which were partially offset by lower real estate tax escalations ($0.5 million) and electric reimbursements ($0.4 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$7.5	$16.6	$(9.1)	(54.8)%
Investment and preferred equity income	84.3	16.3	68.0	417.2
Other income	8.1	11.0	(2.9)	(26.4)
Total	$99.9	$43.9	$56.0	127.6%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 800 Third Avenue ($0.3 million), 1221 Avenue of the Americas due to the sale of our 45% beneficial interest in this joint venture in May 2010 ($9.8 million) and 1515 Broadway ($2.2 million).  This was partially offset by higher net income contributions primarily from our investments in 100 Park Avenue ($2.0 million), 141 Fifth Avenue ($1.2 million), the Meadows ($0.5 million) and 717 Fifth Avenue ($0.3 million).

Occupancy at our joint venture properties was 95.4% at September 30, 2009, 95.1% at December 31, 2009 and 94.2% at September 30, 2010.  At September 30, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 14.0% and 8.7% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2010.

Investment and preferred equity income increased during the current quarter due to new investment activity.  In addition, in September 2010, 510 Madison Avenue was sold by the owner. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income. The weighted average investment balance outstanding and weighted average yield were $919.3 million and 9.1%, respectively, for 2010 compared to $610.0 million and 9.3%, respectively, for 2009.

The decrease in other income was primarily due to lower lease buy-out income ($6.2 million) which was partially offset by higher fee and other income earned ($3.3 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$59.3	$54.3	$5.0	9.2%
Real estate taxes	36.5	34.2	2.3	6.7
Ground rent	7.9	7.9	—	—
Total	$103.7	$96.4	$7.3	7.6%

Same-Store Properties	$94.9	$91.9	$3.0	3.3%
Acquisitions	6.0	0.8	5.2	650.0
Other	2.8	3.7	(0.9)	(24.3)
Total	$103.7	$96.4	$7.3	7.6%

Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $2.0 million.  There were increases in payroll costs ($0.8 million), utilities ($0.3 million), insurance ($0.1 million), repairs and maintenance ($0.3 million) and other expenses ($0.6 million).  This was partially offset by decreases in ground rent expenses ($0.1 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($1.0 million) due to higher assessed property values and/or increased rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$60.0	$68.4	$(8.4)	(12.3)%
Depreciation and amortization expense	56.9	56.4	0.5	0.9
Loan loss reserves, net of recoveries	1.3	16.1	(14.8)	(91.9)
Transaction related costs	3.3	—	3.3	—
Marketing, general and administrative expense	18.5	18.9	(0.4)	(2.1)
Total	$140.0	$159.8	$(19.8)	(12.4)%

The decrease in interest expense was primarily attributable to the weighted average debt balance decreasing from $5.0 billion as of September 30, 2009 to $4.6 billion as of September 30, 2010. The weighted average interest rate increased from 4.27% for the quarter ended September 30, 2009 to 4.99% for the quarter ended September 30, 2010.

We expensed approximately $3.3 million of transaction related costs during the three months ended September 30, 2010.

Marketing, general and administrative expense represented 5.7% of total revenues in 2010 compared to 7.7% in 2009.

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

The following comparison for the nine months ended September 30, 2010, or 2010, to the nine months ended September 30, 2009, or 2009, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2009 and at September 30, 2010 and total 44 of our 47 consolidated properties, representing approximately 73% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$591.7	$571.1	$20.6	3.6%
Escalation and reimbursement revenue	91.3	92.6	(1.3)	(1.4)
Total	$683.0	$663.7	$19.3	2.9%

Same-Store Properties	$656.3	$651.4	$4.9	0.8%
Acquisitions	23.0	7.6	15.4	202.6
Other	3.7	4.7	(1.0)	(21.3)
Total	$683.0	$663.7	$19.3	2.9%

Occupancy in the Same-Store Properties was 94.8% at September 30, 2009, 93.5% at December 31, 2009 and 91.9% at September 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the nine months in 2010 compared to a partial period or not being included in 2009.

During the nine months ended September 30, 2010, we signed or commenced 169 leases in the Manhattan portfolio totaling 1,636,121 square feet, of which 140 leases and 1,473,276 square feet represented office leases.  Average starting Manhattan office rents of $42.15 per rentable square foot on the 1,473,276 square feet of office leases signed or commenced during the nine months ended September 30, 2010 represented a 2.8% decrease over the previously fully escalated rents.  The average lease term was 9.3 years and average tenant concessions were 3.86 months of free rent with a tenant improvement allowance of $23.57 per rentable square foot.

During the nine months ended September 30, 2010, we signed 86 leases in the Suburban portfolio totaling 565,197 square feet, of which 70 leases and 524,673 square feet represented office leases.  Average starting Suburban office rents of $29.30 per rentable square foot for the nine months ended September 30, 2010 represented an 8.6% decrease over the previously fully escalated rents.

At September 30, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.0% and 4.5% higher, respectively, than then existing in-place fully escalated rents.  Approximately 3.6% of the space leased at our consolidated properties expires during the remainder of 2010.

The decrease in escalation and reimbursement revenue was due to lower recoveries at the Same-Store Properties ($2.5 million) which was partially offset by an increase in recoveries from the Acquisitions ($0.9 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower real estate tax escalations ($0.2 million) and electric reimbursements ($2.6 million) which were partially offset by higher operating expense escalations ($0.4 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$32.9	$46.5	$(13.6)	(29.3)%
Investment and preferred equity income	125.5	48.7	76.8	157.7
Other income	25.5	40.4	(14.9)	(36.9)
Total	$183.9	$135.6	$48.3	35.6%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 521 Fifth Avenue ($0.7 million), 600 Lexington Avenue due to the expensing of transaction related costs ($0.6 million), 1604 Broadway ($0.4 million), 1221 Avenue of the Americas due to the sale of our 45% beneficial interest in this joint venture in May 2010 ($12.9 million) and 1515 Broadway ($8.6 million).  This was partially offset by higher income contributions primarily from our investments in Gramercy ($3.5 million), 141 Fifth Avenue ($1.2 million), 717 Fifth Avenue ($0.4 million), 29 West 34th Street ($1.0 million) and 100 Park Avenue ($4.4 million).

Occupancy at our joint venture properties was 95.4% at September 30, 2009, 95.1% at December 31, 2009 and 94.2% at September 30, 2010.  At September 30, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 14.0% and 8.7% higher, respectively, than then existing in-place fully escalated rents.  Approximately 1.6% of the space leased at our joint venture properties expires during the remainder of 2010.

Investment and preferred equity income increased primarily due to new investment activity. In addition, in September 2010, 510 Madison Avenue was sold by the owner. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income. The weighted average investment balance outstanding and weighted average yield were $840.3 million and 9.0%, respectively, for 2010 compared to $654.5 million and 8.6%, respectively, for 2009.

The decrease in other income was primarily due to lower fee and other income earned ($11.2 million) as well as lower lease buy-out income ($3.7 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$171.0	$159.8	$11.2	7.0%
Real estate taxes	112.3	106.3	6.0	5.6
Ground rent	23.4	24.0	(0.6)	(2.5)
Total	$306.7	$290.1	$16.6	5.7%

Same-Store Properties	$281.4	$276.8	$4.6	1.7%
Acquisitions	13.7	2.7	11.0	407.4
Other	11.6	10.6	1.0	9.4
Total	$306.7	$290.1	$16.6	5.7%

Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $1.6 million.  There were increases in payroll costs ($2.4 million), repairs and maintenance ($1.2 million) and insurance costs ($0.7 million).  This was partially offset by decreases in utilities ($2.0 million) and ground rent ($0.7 million).

The increase in real estate taxes was primarily attributable to the Same-Store Properties ($2.9 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$179.5	$188.1	$(8.6)	(4.6)%
Depreciation and amortization expense	169.7	164.5	5.2	3.2
Loan loss reserves, net of recoveries	12.3	123.7	(111.4)	(90.1)
Transaction related costs	8.4	—	8.4	—
Marketing, general and administrative expense	55.3	54.7	0.6	1.1
Total	$425.2	$531.0	$(105.8)	(19.9)%

The decrease in interest expense was primarily attributable to the early repurchase of our exchangeable and non-exchangeable notes and the reduction of the outstanding balance on our 2007 unsecured revolving credit facility.  The weighted average interest rate increased from 4.32% for the nine months ended September 30, 2009 to 4.68% for the nine months ended September 30, 2010.  The weighted average debt balance decreased from $5.2 billion as of September 30, 2009 to $4.8 billion as of September 30, 2010.

We expensed approximately $8.4 million of transaction related costs during the nine months ended September 30, 2010.  Of these costs, $6.6 million were required to be expensed under new accounting guidelines which took effect in 2009.  Transaction costs included approximately $1.8 million for non-recoverable costs incurred in connection with the pursuit of a redevelopment project.

Marketing, general and administrative expense represented 6.6% of total revenues in 2010 compared to 7.3% in 2009.

Liquidity and Capital Resources

We continue to experience a global economic downturn and difficult credit environment although positive signs have started to materialize.  As a result, many financial industry participants including commercial real estate owners, operators, investors and lenders continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt.  When debt is available, it is generally at a cost higher than may have been available in the past.

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements and leasing costs and for structured finance investments will include:

(1)          Cash flow from operations;

(2)          Cash on hand;

(3)          Borrowings under our 2007 unsecured revolving credit facility;

(4)          Other forms of secured or unsecured financing by us or SL Green;

(5)          Net proceeds from divestitures of properties and redemptions, participations and dispositions of structured finance investments; and

(6)          Proceeds from common or preferred equity or debt offerings by us or SL Green (including issuances of limited partnership units and trust preferred securities).

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital.

Our combined aggregate principal maturities of our property mortgages, other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property mortgages	$7,608	$246,606	$146,682	$656,852	$211,713	$1,627,485	$2,896,946
Corporate obligations	—	84,823	922,448	—	98,578	625,412	1,731,261
Joint venture debt-our share	2,078	218,698	62,080	37,146	361,917	1,137,199	1,819,118
Total	$9,686	$550,127	$1,131,210	$693,998	$672,208	$3,390,096	$6,447,325

As of September 30, 2010, we had approximately $342.9 million of cash on hand, inclusive of approximately $72.1 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We and/or SL Green may also seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt and continued repurchase of our senior unsecured notes, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

We also have investments in several real estate joint ventures with various partners who we consider to be financially stable and who have the ability to fund a capital call when needed. Most of our joint ventures are financed with non-recourse debt. We believe that property level cash flows along with unfunded committed indebtedness and proceeds from the refinancing of outstanding secured indebtedness will be sufficient to fund the capital needs of our joint venture properties.

Cash Flows

The following summary discussion of our cash flows is based on our condensed consolidated statements of cash flows in “Item 1. Financial Statements” and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

Cash and cash equivalents were $270.8 million and $634.1 million at September 30, 2010 and 2009, respectively, representing a decrease of $363.3 million.  The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Nine months ended September 30,
	2010	2009	Increase (Decrease)

Net cash provided by operating activities	$254,049	$214,812	$39,237
Net cash provided by (used in) investing activities	$174,990	$(37,413)	$212,403
Net cash used in financing activities	$(501,951)	$(270,216)	$(231,735)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2010 our portfolio was 90.9% occupied.  Our structured finance and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$(167,984)
Escrow cash-capital improvements/acquisition deposits	(142)
Joint venture investments	(68,833)
Distributions from joint ventures	(11,471)
Proceeds from sales of real estate/ joint venture interest	595,175
Structured finance and other investments	(134,342)

Increase in net cash provided by investing activities	$212,403

We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans and from time to time SL Green issues common or preferred stock and contributes the proceeds to us in exchange for partnership units of a corresponding class. During the nine months ended September 30, 2010, when compared to the nine months ended September 30, 2009, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$253,366
Repayments under our debt obligations	(221,796)
Noncontrolling interests, contributions in excess of distributions	7,458
Other financing activities	(41,486)
Proceeds from sale of common/ preferred stock	(265,211)
Proceeds from stock options exercised	13,967
Dividends paid	21,967

Decrease in net cash used in financing activities	$(231,735)

Capitalization

As of September 30, 2010, we had 78,252,240 general and limited partner common units, 1,249,274 limited partner common units, 11,700,000 units of our 7.625% Series C cumulative redeemable preferred units, or Series C preferred units, and 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units, or Series D preferred units, outstanding. Whenever SL Green issues common or preferred stock, the net proceeds received are contributed to us in exchange for an equivalent number of operating partnership units of a corresponding class.

In January 2010, SL Green sold 5,400,000 shares of its Series C preferred stock in an underwritten public offering. Following this offering, SL Green had 11,700,000 shares of the Series C preferred stock outstanding. The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at SL Green’s option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%. SL Green contributed the net offering proceeds of approximately $122.0 million to us in exchange for an equivalent number of operating partnership units of a corresponding class. We used the net offering proceeds for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

In May 2009, SL Green sold 19,550,000 shares of its common stock. The net proceeds from this offering (approximately $387.1 million), which were contributed to us in exchange for an equivalent number of common units, were primarily used to repurchase unsecured debt and for other corporate purposes.

Compensation Plans

All employees of SL Green are compensated through a subsidiary of SLGOP. SL Green’s employee and director compensation plans are described below. Under each plan, whenever SL Green issues common or preferred stock, we issue an equivalent number of operating partnership units of a corresponding class to SL Green.

Rights Plan

SL Green adopted a shareholder rights plan which provided, among other things, that when specified events occur, its shareholders would be entitled to purchase from it a newly created series of junior preferred shares.  This plan expired in March 2010.

Dividend Reinvestment and Stock Purchase Plan

SL Green registered 2,000,000 shares of common stock under its dividend reinvestment and stock purchase plan, or DRIP. The DRIP commenced on September 24, 2001.

During the nine months ended September 30, 2010 and 2009, approximately 251,000 and 142 shares were issued and approximately $11.3 million and $3,300 proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP.

DRIP shares may be issued at a discount to the market price. The $11.3 million in proceeds received during the nine months ended September 30, 2010 were contributed to us by SL Green in exchange for an equivalent number common units.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At September 30, 2010, approximately 5.2 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.6 million shares of common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2003 Long-Term Outperformance Compensation Program

SL Green’s board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of its common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, the compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  We recorded compensation expense of none, $23,000, $29,500 and $88,500 related to this program during the three and nine months ended September 30, 2010 and 2009, respectively.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green’s total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of SL Green’s outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million.  On June 14, 2006, the compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned.  Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period.  The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475.  Under the terms of the 2005 Ouperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned scheduled to vest on each of November 30, 2009 and the first two anniversaries thereafter based on continued employment.  The earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on SL Green’s common stock, whether or not they are vested.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) will continue to be amortized into earnings through the final vesting period.  We recorded approximately none, $1.6 million, $0.6 million and $1.8 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green’s total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value of 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $60.0 million.  The 2006 Outperformance Plan provided that if the LTIP Units were earned, each participant would also have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period.  Those distributions would have been paid in the form of additional LTIP Units.  Thereafter, distributions would have been paid currently with respect to all earned LTIP Units, whether vested or unvested.  Any LTIP Units earned under the 2006 Outperformance Plan were to remain subject to time-based vesting, with one-third of the awards vesting on each of July 31, 2009 and the first two anniversaries thereafter based on continued employment.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period.  We recorded approximately $0.1 million, $0.2 million, $0.1 million and $0.3 million of compensation expense during the three and nine months ended September 30, 2010 and 2009, respectively, in connection with the 2006 Outperformance Plan.  During the fourth quarter of 2008, we and certain of our employees, including SL Green’s executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in SLGOP based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if our aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The cost of the 2010 Long Term Compensation Plan granted in December 2009 (approximately $24.8 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.3 million and $2.8 million during the three and nine months ended September 30, 2010 related to this program.

Deferred Stock Compensation Plan for Directors

Under SL Green’s Independent Director’s Deferral Program, which commenced July 2004, SL Green’s non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from SL Green’s board of directors or a change in control by SL Green, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green’s common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the nine months ended September 30, 2010, approximately 9,300 phantom stock units were earned.  As of September 30, 2010, there were approximately 57,700 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable eligible employees to purchase SL Green’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP.  The common stock will be offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2009 annual meeting of stockholders.  As of September 30, 2010, approximately 45,300 shares of SL Green’s common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

Market Capitalization

At September 30, 2010, borrowings under our mortgage loans and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 54.3% of SL Green’s combined market capitalization of approximately $11.9 billion (based on a common stock price of $63.33 per share, the closing price of SL Green’s common stock on the New York Stock Exchange on September 30, 2010).  Market capitalization includes our consolidated debt, SL Green common and preferred stock and the conversion of all our units of limited partnership interest into SL Green common stock, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgage debt and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2010 and December 31, 2009, respectively (dollars in thousands):

Debt Summary:	September 30, 2010	December 31, 2009
Balance
Fixed rate	$3,360,132	$3,256,081
Variable rate — hedged	—	60,000
Total fixed rate	3,360,132	3,316,081
Variable rate	845,989	1,053,947
Variable rate—supporting variable rate assets	422,086	522,660
Total variable rate	1,268,075	1,576,607
Total	$4,628,207	$4,892,688

Percent of Total Debt:
Total fixed rate	72.6%	67.8%
Variable rate	27.4%	32.2%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	6.17%	5.60%
Variable rate	1.92%	1.45%
Effective interest rate	4.99%	4.30%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.26% and 0.25% at September 30, 2010 and 2009, respectively).  Our consolidated debt at September 30, 2010 had a weighted average term to maturity of approximately 5.0 years.

Certain of our structured finance investments, with a face amount net of discount of approximately $422.1 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at September 30, 2010.

Mortgage Financing

As of September 30, 2010, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $2.4 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.91% and $468.1 million of variable rate debt with an effective weighted average interest rate of approximately 3.30%.

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

We have a $1.5 billion unsecured revolving credit facility.  The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio, is currently 80 basis points.  This facility matures in June 2011 and has a one-year as-of-right extension option.  The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 unsecured revolving credit facility had approximately $0.8 billion outstanding at September 30, 2010.  Availability under the 2007 unsecured revolving credit facility was further reduced at September 30, 2010 by the issuance of approximately $24.0 million in letters of credit.  The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below). The 2007 unsecured revolving credit facility is guaranteed by certain of SLGOP’s subsidiaries and structured finance investment entities. ROP and certain of its subsidiaries also provide a senior guaranty of SLGOP’s obligations under the 2007 unsecured revolving credit facility. As of September 30, 2010, the maximum amount of ROP and its subsidiaries’ guaranty obligation was approximately $575.4 million.

In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility.  Such repurchases reduce our availability under the 2007 unsecured revolving credit facility.  In August 2009, one of our subsidiaries repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2010 (in thousands):

Issuance	Accreted Balance	Coupon Rate(4)	Term (in Years)	Maturity
January 22, 2004(1) (5)	$84,823	5.15%	7	January 15, 2011
August 13, 2004(1) (5)	98,578	5.875%	10	August 15, 2014
March 31, 2006(1)	274,755	6.00%	10	March 31, 2016
March 16, 2010	250,000	7.75%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	4.00%	20	June 15, 2025
March 26, 2007(3)(5)	122,448	3.00%	20	March 30, 2027
	$831,261

(1)	Assumed as part of the Reckson Merger.
(2)

Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2010, we and SL Green repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these convertible bonds. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of our common stock and for general corporate purposes. During the nine months ended September 30, 2010, we and SL Green repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of September 30, 2010, approximately $4.4 million remained unamortized.

(4)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(5)

In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of the outstanding 3.000% Exchangeable Senior Notes due 2027 issued by the operating partnership, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by Reckson.

In March 2009, the $200.0 million, 7.75% unsecured notes scheduled to mature in March 2009, issued by Reckson, were repaid at maturity.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we and SL Green issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility.  The $100.0 million of junior subordinate deferred interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par beginning in July 2010.

Restrictive Covenants

The terms of our 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes, it will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments.  As of September 30, 2010 and December 31, 2009, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2010 would increase our annual interest cost by approximately $12.5 million and would increase our share of joint venture annual interest cost by approximately $6.1 million, respectively.

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through income.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value is recognized immediately in earnings.

Approximately $3.4 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2010 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

Combined aggregate principal maturities of mortgages notes and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense (based on weighted average interest rates for the quarter), and our obligations under our capital lease and ground leases, as of September 30, 2010 are as follows (in thousands):

	2010	2011	2012	2013	2014	Thereafter	Total
Property Mortgages	$7,608	$246,606	$146,682	$656,852	$211,713	$1,627,485	$2,896,946
Revolving Credit Facility	—	—	800,000	—	—	—	800,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	—	84,823	122,448	—	98,578	525,412	831,261
Capital lease	387	1,555	1,555	1,555	1,555	45,651	52,258
Ground leases	7,432	28,929	28,179	28,179	28,179	580,600	701,498
Estimated interest expense	57,041	211,726	191,195	172,605	147,383	410,733	1,190,683
Joint venture debt	2,078	218,698	62,080	37,146	361,917	1,137,199	1,819,118
Total	$74,546	$792,337	$1,352,139	$896,337	$849,325	$4,427,080	$8,391,764

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including joint ventures and structured finance investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance sheet arrangements are discussed in Note 5, “Structured Finance Investments” and Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying financial statements. Additional information about the debt of our unconsolidated joint ventures is included in “Contractual Obligations” above.

Capital Expenditures

We estimate that for the three months ending December 31, 2010, we will incur approximately $30.9 million of capital expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $4.8 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings, and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect that our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

SL Green expects to pay dividends to its stockholders based on the distributions we make to them primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain its qualification as a REIT, SL Green must pay annual dividends to its stockholders of at least 90% of its REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  SL Green intends to continue to pay regular quarterly dividends to its stockholders on an annual basis.  Based on SL Green’s current annual dividend rate of $0.40 per share, it would pay approximately $31.3 million in dividends.  Before SL Green pays any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured and secured credit facilities, and our term loans, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.6 million, $1.6 million, $0.4 million and $1.3 million for the three and nine months ended September 30, 2010, and 2009, respectively.  We paid Alliance approximately $3.4 million, $9.6 million, $3.3 million and $11.0 million for the three and nine months ended September 30, 2010 and 2009, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $92,000, $293,000, $89,000 and $269,000 for the three and nine months ended September 30, 2010 and 2009, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $500.0 million for acts of terrorism. This policy expires on December 31, 2010.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2010.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2011.

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program.  Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

•                          Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Effective September 1, 2009, Belmont increased its terrorism coverage from $250 million to $400 million in an upper layer.  In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•                          NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of the remaining balance of a loss, with the remaining 85% covered by the Federal government.

•                          General Liability: For the period commencing October 31, 2010, Belmont will insure a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. We have secured excess insurance to protect against catastrophic liability losses above the $150,000 retention.  Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss.  Belmont has retained a third party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

•                          Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering the entire portfolio.

As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2007 unsecured revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

We have a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly.  We monitor all triple net leases to ensure that tenants are providing adequate coverage.  Other joint ventures may be covered under separate policies from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

Inflation

Substantially all of the office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters’ wage.  In addition, many of the leases provide for fixed base rent increases.  We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies- Accounting Standards Updates” in the accompanying consolidated financial statements.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act.  Such forward-looking statements relate to, without limitation, our future capital expenditures, dividends and acquisitions (including the amount and nature thereof) and other development trends of the real estate industry and the Manhattan, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, and the expansion and growth of our operations.  These statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.  We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Act and Section 21E of the Exchange Act.  Such statements are subject to a number of assumptions, risks and uncertainties which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.  Readers are cautioned not to place undue reliance on these forward-looking statements.  Among the factors about which we have made assumptions are:

•                  general economic or business (particularly real estate) conditions, either nationally or in the New York Metro area being less favorable than expected if the credit crisis continues;

•                  reduced demand for office space;

•                  risks of real estate acquisitions;

•                  risks of structured finance investments and borrowers;

•                  availability and creditworthiness of prospective tenants and borrowers;

•                  tenant bankruptcies;

•                  adverse changes in the real estate markets, including increasing vacancy, increasing availability of sublease space, decreasing rental revenue and increasing insurance costs;

•                  availability, terms and deployment of capital (debt and equity);

•                  unanticipated increases in financing and other costs, including a rise in interest rates;

•                  our ability to comply with financial covenants in our debt instruments;

•                  declining real estate valuations and impairment charges;

•                  market interest rates could adversely affect the market price of SL Green’s common stock, as well as our performance and cash flows;

•                  SL Green’s ability to satisfy complex rules in order for SL Green to qualify as a REIT, for federal income tax purposes, SLGOP and ROP’s abilities to satisfy the rules in order for them to qualify as a partnership for federal income tax purposes, the ability of certain of SL Green’s subsidiaries to qualify as REITs and certain of SL Green’s subsidiaries to qualify as taxable REIT subsidiaries for federal income tax purposes and the ability of SL Green’s subsidiaries, including SLGOP and ROP, to operate effectively within the limitations imposed by these rules;

•                  accounting principles and policies and guidelines applicable to REITs;

•                  competition with other companies;

•                  availability of and our ability to attract and retain qualified personnel;

•                  the continuing threat of terrorist attacks on the national, regional and local economies including, in particular, the New York City area and our tenants;

•                  legislative or regulatory changes adversely affecting REITs and the real estate business; and

•                  environmental, regulatory and/or safety requirements.

Except as required by applicable law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks and uncertainties, the forward-looking events and circumstances discussed in this prospectus might not occur and actual results, performance or achievement could differ materially from that anticipated or implied in the forward-looking statements.

The risks included here are not exhaustive.  Other sections of this report may include additional factors that could adversely affect the Company’s business and financial performance.  Moreover, the Company operates in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations of SLGOP—Market Rate Risk” for additional information regarding SLGOP’s exposure to interest rate fluctuations.

The table below presents principal cash flows based upon maturity dates of SLGOP’s debt obligations and structured finance investments and the related weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of September 30, 2010 (in thousands):

		Long-Term Debt			Structured Finance Investments
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2010	$7,230	6.07%	$378	1.92%	$3,538	3.00%
2011	329,850	6.07%	1,579	2.31%	192,569	12.05%
2012	154,211	6.06%	914,919	3.68%	156,799	5.98%
2013	335,651	6.08%	321,200	2.96%	50,422	5.37%
2014	310,291	6.15%	—	3.05%	44,972	12.21%
Thereafter	2,222,898	6.44%	30,000	3.05%	459,636	5.79%
Total	$3,360,131	6.44%	$1,268,076	2.37%	$907,936	7.46%
Fair Value	$3,425,000		$1,221,000

(1)                                  Our structured finance investments had an estimated fair value ranging between $544.8 million and $817.1 million at September 30, 2010.

The table below presents the gross principal cash flows based upon maturity dates of SLGOP’s share of its joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of September 30, 2010 (in thousands):

	Long-Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2010	$160	4.49%	$1,918	3.35%
2011	405	4.49%	218,294	3.57%
2012	12,870	4.48%	49,211	3.18%
2013	1,182	4.48%	35,964	3.36%
2014	124,752	4.43%	237,165	3.36%
Thereafter	1,121,199	3.90%	16,000	1.46%
Total	$1,260,566	4.33%	$558,552	3.33%
Fair Value	$1,241,000		$561,000

The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of September 30, 2010 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Cap	Mortgage	LIBOR	128,000	6.000%	2/2010	2/2011	—
Interest Rate Cap	Mortgage	LIBOR	139,672	5.000%	1/2010	1/2011	—
Interest Rate Swap	Mortgage receivable	LIBOR	30,000	2.295%	7/2010	6/2016	(1,102)
Currency Hedge	Mortgage receivable	GBP-USD	20,748	1.55185	9/2010	12/2012	(82)

Total Consolidated Hedges			$318,420				$(1,184)

In addition to these derivative instruments, some of SLGOP’s joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps were out of the money and had a value of approximately $600 at September 30,

2010. One of our joint ventures had a LIBOR swap in place on a notional amount of $560.0 million. This hedge, which matures in December 2017, had a fair value obligation of approximately $42.5 million at September 30, 2010.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.  Also, we have investments in certain unconsolidated entities.  As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2010, that has materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II.                                                OTHER INFORMATION

ITEM 1.                                                     LEGAL PROCEEDINGS

As of September 30, 2010, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.                                            RISK FACTORS

Risks Related to Our Business

Declines in the demand for office space in New York City, and in particular, in midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt.

Most of our commercial office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan, in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our ability to service current debt. The Manhattan vacancy rate continues to exceed 11% although we expect that to moderate slightly by the end of 2010. We could also be impacted by weakness in our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island.

We may be unable to renew leases or relet space as leases expire.

When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. Through the end of 2014, leases will expire on approximately 33.6% and 15.3% of the rentable square feet at our consolidated properties and unconsolidated joint venture properties, respectively, and these leases currently have annualized escalated rental income totaling approximately $271.2 million and $65.7 million, respectively. We also have some leases with termination options beyond 2014. If we are unable to promptly renew the leases or relet this space at similar rates, our cash flow and ability to service debt would be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

Our interests in seven of our consolidated commercial office properties are through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by a fee interest in the land. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases, which would significantly adversely affect our results of operations. These properties are 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, all in Manhattan, and 1055 Washington Avenue, in Connecticut. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. The average remaining term of these long-term leases, including our unilateral extension rights on each of the properties, is approximately 42 years. Pursuant to the operating sublease arrangements, we, as tenant under the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for not only collecting rent from our subtenants, but also maintaining the property and paying expenses relating to the property. Our share of annualized escalated rents of these properties at September 30, 2010 totaled approximately $241.9 million, or 23.9%, of our share of total portfolio annualized revenue associated with these properties.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these and other tenants could adversely affect our results of operations.

Giving effect to leases in effect as of September 30, 2010 for consolidated properties and unconsolidated joint venture properties as of that date, our five largest tenants, based on square footage leased, accounted for approximately 22.4% of our share of portfolio annualized rent, and three tenants, Citigroup, Inc. (and its affiliates), Viacom International Inc. and Credit Suisse Securities (USA) LLC, accounted for approximately 8.1%, 5.3% and 6.0% of our share of portfolio annualized rent, respectively. In addition, the financial services sector accounted for approximately 40% of our total annualized revenues and 37% of our square feet leased of our portfolio as of September 30, 2010. This sector continues to experience significant turmoil which has resulted in significant job losses.

If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants or any other tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations and financial condition.

Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets, the general global economic recession, and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New York City, Westchester County and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt may be adversely affected by the following, among other potential conditions:

•                  significant job losses in the financial and professional services industries have occurred and may continue to occur, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

•                  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

•                  reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

•                  reduced liquidity in debt markets and increased credit risk premiums for certain market participants may impair our ability to access capital.

These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to pay distributions, may continue or worsen in the future.

There can be no assurance that the actions of the U.S. Government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, and our business may not benefit from and may be adversely impacted by these actions and further government or market developments could adversely impact us.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in the value of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initial in financial institutions, but more recently in companies in a number of other industries and in the broader markets. The decline in asset values has caused increases in margin calls for investors, requirements that derivatives counterparties post additional collateral and redemptions by mutual and hedge fund investors, all of which have increased the downward pressure on asset values and outflows of client funds across the financial services industry. In addition, the increased redemptions and unavailability of credit have required hedge funds and others to rapidly reduce leverage, which has increased volatility and further contributed to the decline in asset values.

In response to the recent unprecedented financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008 (“EESA”), was signed into law on October 3, 2008. The EESA provides the U.S. Secretary of Treasury with the authority to establish a Troubled Asset Relief Program (“TARP”), to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments based on, or related to, such mortgages, that in each case was originated or issued on or before March 14, 2008. EESA also provides for a program that would allow companies to insure their troubled assets. On February 17, 2009, President Obama signed the American Recovery and Reinvestment Act of 2009 (“ARRA”), a $787 billion stimulus bill for the purpose of stabilizing the economy by creating jobs among other things. As of June 25, 2010, the U.S. Treasury is managing or overseeing the following programs under TARP: the Capital Purchase Program (“CCP”), the Systemically Significant Failing

Institutions Program (“SSFIP”), the Auto Industry Financing Program (“AIFP”), the Legacy Public-Private Investment Program (“-PPIP”), and the Homeowner Affordability and Stability Plan (“HASP”) which is partially financed by TARP.

There can be no assurance that the EESA, TARP or other programs will have a beneficial impact on the financial markets, including current extreme levels of volatility. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

We earn a significant portion of our income from renting our properties. Our operating costs, however, do not necessarily fluctuate in relation to changes in our rental revenue. This means that our costs will not necessarily decline even if our revenues do. Our operating costs could also increase while our revenues do not. If our operating costs increase but our rental revenues do not, we may be forced to borrow to cover our costs, we may incur losses and we may not have cash available for distributions.

We face risks associated with property acquisitions.

We may acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities and their success may be exposed to the following risks:

•                  even if we enter into an acquisition agreement for a property, it is usually subject to customary conditions to closing, including due diligence investigations to our satisfaction;

•                  we may be unable to finance acquisitions on favorable terms or at all;

•                  acquired properties may fail to perform as we expected;

•                  our estimates of the costs of repositioning or redeveloping acquired properties may be inaccurate;

•                  we may not be able to obtain adequate insurance coverage for new properties;

•                  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

•                  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and as a result our results of operations and financial condition could be adversely affected.

We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us based upon those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

•                  liabilities for clean-up of undisclosed environmental contamination;

•                  claims by tenants, vendors or other persons dealing with the former owners of the properties;

•                  liabilities incurred in the ordinary course of business; and

•                  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities with other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

•                  an inability to acquire a desired property because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and

•                  an increase in the purchase price for such acquisition property, in the event we are able to acquire such desired property.

We rely on seven large properties for a significant portion of our revenue.

As of September 30, 2010, seven of our properties, 220 East 42nd Street, 420 Lexington Avenue, One Madison Avenue, 485 Lexington Avenue, 1185 Avenue of the Americas, 1515 Broadway and 388-390 Greenwich Street, accounted for approximately 41.1% of our portfolio annualized rent, including our share of joint venture annualized rent, and no single property accounted for more than approximately 7% of our portfolio annualized rent, including our share of joint venture annualized rent. Revenue and cash available for distribution by SL Green’s subsidiaries, including SLGOP, to SL Green and by SL Green to its stockholders would be materially adversely affected if the ground lease for the 420 Lexington Avenue or 1185 Avenue of the Americas property were terminated for any reason or if one or all of these properties were materially damaged or destroyed. Additionally, revenue would be materially adversely affected if our tenants at these properties experienced a downturn in their business which may weaken their financial condition and result in their failure to timely make rental payments, defaulting under their leases or filing for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York City area may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn would trigger a decrease in the demand for space in the New York City area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence for the majority of the New York City properties in our portfolio with a sub-limit of $500.0 million for acts of terrorism. This policy expires on December 31, 2010.  The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for a few New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2010.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all of our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2011.

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program.  Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

•                          Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Effective September 1, 2009, Belmont increased its terrorism coverage from $250 million to $400 million in an upper layer.  In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•                          NBCR: Belmont acts as a direct insurer of NBCR coverage up to $250 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of the remaining balance of a loss, with the remaining 85% covered by the Federal Government.

•                          General Liability: For the period commencing October 31, 2010, Belmont will insure a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. We have secured excess insurance to protect against catastrophic liability losses above the $150,000 retention.  Prior policy years carried a higher per occurrence deductible and higher aggregate stop loss.  Belmont has retained a third party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

•                          Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering the entire portfolio.

As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to our current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2007 unsecured revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments that allows the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders insist on full coverage for these risks and prevail in asserting that we are required to maintain such coverage, it could result in substantially higher insurance premiums.

We have a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We monitor the coverage provided by CS to make sure that our asset is adequately protected.  We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly.  We monitor all triple net leases to ensure that tenants are providing adequate coverage.  Other joint ventures may be covered under separate policies from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

Our dependence on smaller and growth-oriented businesses to rent our office space could adversely affect our cash flow and results of operations.

Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space, including Class A space, as they develop. Dependence on these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

The total principal amount of our outstanding consolidated indebtedness was approximately $4.6 billion as of September 30, 2010, consisting of approximately $0.8 billion under the 2007 unsecured revolving credit facility, $0.8 billion under our senior unsecured notes, $100.0 million under our junior subordinated deferrable interest debentures and approximately $2.9 billion of non-recourse mortgage loans on seventeen of our properties. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under the 2007 unsecured revolving credit facility, which had $628.0 million available for draw as of September 30, 2010. The 2007 unsecured revolving credit facility matures in June 2011 and has a one-year as-of-right extension option. As of September 30, 2010, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $4.1 billion, of which our proportionate share was approximately $1.8 billion. Cash flow could be insufficient to pay distributions at expected levels and meet the payments of principal and interest required under our current mortgage indebtedness, the

2007 unsecured revolving credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties.

If we are unable to make payments under the 2007 unsecured revolving credit facility, all amounts due and owing at such time will accrue interest at a rate equal to 4% higher than the rate at which each draw was made. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under the 2007 unsecured revolving credit facility would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which in all cases requires substantial principal payments at maturity. In 2010, none of our corporate indebtedness or debt on our unconsolidated joint venture properties will mature. There are no debt maturities in 2010 on our consolidated properties. At the present time, we intend to exercise extension options or refinance the debt associated with our properties on or prior to their respective maturity dates. If any principal payments due at maturity cannot be refinanced, extended or paid with proceeds of other capital transactions, such as new equity capital, our cash flow will not be sufficient in all years to repay all maturing debt. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt.

Financial covenants could adversely affect our ability to conduct our business.

The mortgages and mezzanine loans on our properties contain customary negative covenants that limit our ability to further mortgage the property, to enter into new leases or materially modify existing leases, and to discontinue insurance coverage. The 2007 unsecured revolving credit facility contains customary restrictions and requirements on our method of operations. The 2007 unsecured revolving credit facility also requires us to maintain designated ratios of total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. In addition, the terms of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the incurrence of additional indebtedness and liens, and which require compliance with financial ratios relating to minimum amount of debt service coverage, the maximum amount of consolidated unsecured and secured indebtedness and the minimum amount of unencumbered assets. These restrictions could adversely affect our results of operations.

Rising interest rates could adversely affect our cash flow.

Advances under the 2007 unsecured revolving credit facility and certain property-level mortgage debt bear interest at a variable rate. These consolidated variable rate borrowings totaled approximately $1.3 billion at September 30, 2010. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under the 2007 unsecured revolving credit facility, which had $628.0 million available for draw as of September 30, 2010. Borrowings under the 2007 unsecured revolving credit facility currently bear interest at a spread equal to the 30-day LIBOR, plus 90 basis points. As of September 30, 2010, borrowings under the 2007 unsecured revolving credit facility and junior subordinated deferrable interest debentures totaled $0.8 billion and $100.0 million, respectively, and bore interest at 1.12% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our results of operations and financial conditions. At September 30, 2010, a hypothetical 100 basis point increase in interest rates along the entire interest rate curve would increase our annual interest costs by approximately $12.5 million and would increase our share of joint venture annual interest costs by approximately $6.1 million.

Failure to hedge effectively against interest rate changes may adversely affect results of operations.

The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

No limitation on debt could adversely affect our cash flow.

Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As of September 30, 2010, assuming the conversion of all outstanding units of SLGOP into shares of SL Green common stock, our combined debt-to-market capitalization ratio, including our share of joint venture debt of approximately $1.8 billion, was approximately 54.3%. We have historically targeted a debt-to-market capitalization less than this. However, due to the significant decrease in SL Green’s stock price we are currently operating in excess of that threshold. We are currently undertaking steps aimed at reducing our debt. Any changes that increase our debt to market capitalization percentage could be viewed negatively by investors. As a result, SL Green’s stock price could decrease. SL Green’s market capitalization is variable and does not necessarily reflect the fair market value of its assets at all times. We also consider factors other than market capitalization in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service.

Structured finance investments could cause us to incur expenses, which could adversely affect our results of operations.

We owned mezzanine loans, junior participations and preferred equity interests in 26 investments with an aggregate book value of approximately $907.9 million at September 30, 2010. Such investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to realize upon our collateral and thereafter make substantial improvements or repairs to the underlying real estate in order to maximize the property’s investment potential. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligation to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization.

We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management’s judgment of the probability and severity of losses. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We believe the increase in our non-performing loans has been driven by the recent credit crisis, which have adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. We increased our provision for loan loss by $16.0 million, prior to any recoveries, during the nine months ended September 30, 2010. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse affect on our financial performance, and the market prices of our securities.

Special Servicing Activities could result in liability to us.

We provide special servicing activities on behalf of third parties. We have been rated by Fitch and S&P to provide such services. Any breach of the servicing standards and/or our fiduciary duties to bondholders could result in material liability to us.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer’s financial condition.

We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring noncontrolling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may, in specific circumstances, be liable for the actions of our third-party partners, co-tenants or co-venturers. As of September 30, 2010, our unconsolidated joint ventures owned 21 properties and we had an aggregate cost basis in the joint ventures totaling approximately $777.6 million. As of September 30, 2010, our share of joint venture debt totaled approximately $1.8 billion.

Our joint venture agreements may contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.

Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are favorable to our partner in the joint venture. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner’s interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which could have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

We are subject to possible environmental liabilities and other possible liabilities.

We are subject to various federal, state and local environmental laws. These laws regulate our use, storage, disposal and management of hazardous substances and wastes and can impose liability on property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was legal or whether it was caused by the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

Our properties may be subject to other risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future for which we may not have budgeted and could result in fines being levied against us. The occurrence of any of these events could have an adverse impact on our cash flows and ability to make distributions to stockholders.

Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance with the ADA. If one or more of our properties is not in compliance with the ADA or other legislation, then we would be required to incur additional costs to bring the property into compliance. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations could be adversely affected.

We face potential conflicts of interest.

Limitations on our ability to sell or reduce the indebtedness on specific mortgaged properties could adversely affect our results of operations and financial condition.

On May 15, 2002, we acquired the property located at 1515 Broadway, New York, New York. Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to us, we have agreed not to take certain action that would adversely affect the limited partners’ tax positions before December 31, 2011. We also acquired the property located at 625 Madison Avenue, New York, New York, on October 19, 2004 and have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition, for a period of seven years after the acquisition.

In connection with future acquisitions of interests in properties, we may agree to similar restrictions on our ability to sell or refinance the acquired properties with similar potential adverse consequences.

There are potential conflicts of interest between SL Green and Mr. Green.

There is a potential conflict of interest relating to the disposition of certain property contributed to us by Stephen L. Green, and his family in SL Green’s initial public offering. Mr. Green serves as the chairman of SL Green’s board of directors and is an executive officer. As part of our formation, Mr. Green contributed appreciated property, with a net book value of $73.5 million, to SLGOP in exchange for units of limited partnership interest in SLGOP. He did not recognize any taxable gain as a result of the contribution. SLGOP, however, took a tax basis in the contributed property equal to that of the contributing unitholder. The fair market value of the property contributed by him exceeded his tax basis by approximately $34.0 million at the time of contribution. The difference between fair market value and tax basis at the time of contribution represents a built-in gain. If we sell a property in a transaction in which a taxable gain is recognized, for tax purposes the built-in gain would be allocated solely to him and not to SL Green. As a result, Mr. Green has a conflict of interest if the sale of a property, which he contributed, is in SL Green’s best interest but not his.

There is a potential conflict of interest relating to the refinancing of indebtedness specifically allocated to Mr. Green. Mr. Green would recognize gain if he were to receive a distribution of cash from SLGOP in an amount that exceeds his tax basis in his partnership units. His tax basis includes his share of debt, including mortgage indebtedness, owed by SLGOP. If SLGOP were to retire such debt, then he would experience a decrease in his share of liabilities, which, for tax purposes, would be treated as a distribution of cash to him. To the extent the deemed distribution of cash exceeded his tax basis, he would recognize gain.

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities with which senior management, directly or indirectly, has an affiliation.

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors. We and our tenants accounted for approximately 23.7% of Alliance’s 2009 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm’s length negotiations and, therefore, there can be no assurance that the terms and conditions are not as favorable as those which could be obtained from third parties providing comparable services. In addition, to the extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with the individual involved.

Members of management may have a conflict of interest over whether to enforce terms of senior management’s employment and non-competition agreements.

Stephen Green, Marc Holliday, Gregory Hughes, Andrew Levine and Andrew Mathias entered into employment and non-competition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York City metropolitan area. For the most part these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of its desire to maintain its ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements, despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

SL Green’s failure to qualify as a REIT would be costly.

We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate. Many of these requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which may not be totally within SL Green’s control, can affect its qualification as a REIT. For example, to qualify as a REIT, at least 95% of SL Green’s gross income must come from designated sources that are listed in the REIT tax laws. SL Green is also required to distribute to stockholders at least 90% of its REIT taxable income excluding capital gains. The fact that SL Green holds its assets through subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize SL Green’s REIT status. Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.

If SL Green fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants SL Green relief under specific statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If SL Green failed to qualify as a REIT, we would have to pay significant income taxes and ROP would therefore have less money available to service indebtedness.

We are dependent on external sources of capital.

Because of distribution requirements imposed on SL Green to qualify as a REIT, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings. In addition, we anticipate having to raise money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent us, and REITs in general, from accessing these markets. Moreover, additional debt financing may substantially increase our leverage. Due to the current financial crisis and the lack of liquidity in the market, such capital may not be available.

We face significant competition for tenants.

The leasing of real estate is highly competitive. The principal means of competition are rent charged, location, services provided and the nature and condition of the facility to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located. Demand for retail space has been affected by the recent bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry, which could adversely affect our ability to attract and retain tenants.

Our commercial office properties are concentrated in highly developed areas of midtown Manhattan and certain Suburban central business districts, or CBD’s. Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan and CBD’s in which our Suburban properties are located (which may be newer or better located than our properties) could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.

Loss of our key personnel could harm our operations.

We are dependent on the efforts of Marc Holliday, SL Green’s chief executive officer, and Andrew Mathias, SL Green’s president and chief investment officer. These officers have employment agreements which expire in January 2013 and December 2013, respectively. A loss of the services of either of these individuals could adversely affect our operations. In addition, the employment agreement of Gregory F. Hughes, SL Green’s chief operating officer and chief financial officer, expires in November 2010.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a Disaster Recovery Plan for our internal information technology systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

Compliance with changing regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new Commission regulations and NYSE rules, can create uncertainty for public companies. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding SL Green’s required assessment of internal controls over financial reporting and our external auditors’ audit of that assessment has required the commitment of significant financial and managerial resources. In addition, it has become more difficult and more expensive for us to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, our directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2010, we issued 44,772 units of limited partnership interest to The Swig Investment Company, LLC as consideration for the contribution of a leasehold interest to one of our subsidiaries. In October 2010, we issued 317,780 units of limited partnership interest to Eretz LLC in connection with the execution of an agreement to acquire a membership interest in a joint venture entity that owns commercial real estate property. We may satisfy redemption requests for the units issued in each of the transactions described above with shares of SL Green’s common stock, on a one-for-one basis, pursuant to our operating partnership agreement. The units were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

In October 2010, we issued $345.0 million of 3.00% exchangeable senior notes due 2017. The notes are exchangeable for cash and, if applicable, shares of SL Green’s common stock. If settled in stock, SL Green will deliver shares of its common stock to satisfy any future exchange of the notes. The initial conversion price will be approximately $85.81 per share of common stock, which represents approximately a 30% conversion premium. We received proceeds of approximately $336.5 million from the offering, which will be used for investment opportunities, to repay outstanding indebtedness and other general corporate purposes. The notes were sold in reliance on the exemption from registration provided by Rule 144A under the Act.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)                                 Exhibits:

4.1                             Indenture, dated as of October 12, 2010, by and among SL Green Operating Partnership, L.P. as Issuer, Reckson Operating Partnership, L.P., as Guarantor, SL Green Realty Corp. and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company’s Form 8-K dated October 12, 2010, filed with the SEC on October 14, 2010.

10.1                      Amended and Restated Employment and Non-Competition Agreement, dated September 3, 2010, between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the SEC on September 14, 2010.

10.2                      Letter Agreement, dated September 8, 2010, to the Amended and Restated Employment and Non-Competition Agreement, between SL Green Realty Corp. and Gregory F. Hughes, dated April 16, 2007, incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, filed with the SEC on November 9, 2010.

10.3                      Employment Agreement, dated as of November 4, 2010, by and between SL Green Realty Corp. and James Mead, incorporated by reference to the Company’s Form 8-K dated November 4, 2010, filed with the SEC on November 10, 2010.

10.4                      Registration Rights Agreement, dated as of October 12, 2010, by and among SL Green Operating Partnership, L.P., Reckson Operating Partnership, L.P., SL Green Realty Corp. and Citigroup Global Markets Inc., incorporated by reference to the Company’s Form 8-K dated October 12, 2010, filed with the SEC on October 14, 2010.

31.1                      Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

31.2                      Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.1                      Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

32.2                      Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Green Operating Partnership, L.P.
By: SL Green Realty Corp.

	By:	/s/ Gregory F. Hughes

Gregory F. Hughes
Chief Operating Officer and Chief Financial Officer

Date: November 12, 2010