Form 10-K
period 2010-12-31
SL Green Operating Partnership, L.P.
filed 2011-03-11
CIK 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 33-167793-02

SL GREEN OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3960938 (I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, NY 10170
(Address of principal executive offices—Zip Code)

(212) 594-2700
(Registrant's telephone number, including area code)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒    No ☐

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of February 28, 2011, 82,139,264 common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Definitive Proxy Statement of SL Green Realty Corp., the parent of the Registrant, for its 2011 Annual Meeting of Stockholders to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

SL Green Operating Partnership, L.P.
FORM 10-K

10-K PART AND ITEM NO.

PART I

ITEM 1.    BUSINESS

General

        SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation. All of the management, leasing and construction services with respect to the properties wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by us. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means SLGOP and all entities owned or controlled by SLGOP.

        Substantially all of SL Green's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole general partner of the Operating Partnership. As of December 31, 2010, noncontrolling investors held, in the aggregate, a 1.57% limited partnership interest in the Operating Partnership. See Note 12.

        Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of the Operating Partnership.

        As of December 31, 2010, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	22	15,141,945	91.8%
	Unconsolidated properties	8	7,182,515	95.3%
Suburban	Consolidated properties	25	3,863,000	81.9%
	Unconsolidated properties	6	2,941,700	94.3%

		61	29,129,160	91.6%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        As of December 31, 2010, our Manhattan properties were comprised of fee ownership (23 properties), including ownership in condominium units and leasehold ownership (seven properties). As of December 31, 2010, our Suburban properties were comprised of fee ownership (30 properties) and leasehold ownership (one property). We refer to our Manhattan and Suburban office properties collectively as our portfolio.

        We also own investments in 11 retail properties encompassing approximately 405,362 square feet, four development properties encompassing approximately 465,441 square feet and three land interests. In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

PART I

ITEM 1.    BUSINESS

        Our corporate offices are located in midtown Manhattan at 420 Lexington Avenue, New York, New York 10170. As of December 31, 2010, our corporate staff consisted of approximately 250 persons, including 190 professionals experienced in all aspects of commercial real estate. We can be contacted at (212) 594-2700. SL Green maintains a website at www.slgreen.com. On this website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. SL Green has also made available on its website its audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. You can also read and copy any materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Business and Growth Strategies

        We are the largest owner and operator of commercial office properties in the borough of Manhattan in New York City. We also control a significant amount of premier Manhattan retail properties—both within our office buildings and in our free-standing retail portfolio. Outside of our direct property ownership platform, we are a sizeable investor in debt and preferred equity investments, investing primarily in Manhattan office assets. Our portfolio also includes office properties in Queens, Brooklyn and New York City's surrounding suburban markets.

        Our core business is the ownership of high quality office buildings that are strategically located in close proximity to midtown Manhattan's primary commuter stations. We are led by a strong, experienced management team that provides a foundation of skills in all aspects of property ownership and management including leasing, operations, capital improvements, repositioning and maintenance. It is with this team that we have achieved a market leading position in our targeted submarkets.

        With these exceptional skills and knowledge base, we have also been able to take advantage of attractive investment opportunities in additional submarkets and in the retail sector.

        We seek to enhance the value of our company by executing strategies that include the following:

  •
  Leasing and property management capitalizing on our extensive presence and knowledge of the marketplaces in which we operate.

  •
  Acquiring office and retail properties and selectively using joint venture capital to enhance returns and reduce investment risk.

  •
  Investing in high-yielding debt and preferred equity positions, generating strong risk-adjusted returns, increasing breadth of market insight, building key market relationships and sourcing potential future property acquisition opportunities.

  •
  Executing dispositions that harvest equity generated through management's value enhancing activities, thereby providing a continuing source of capital for reinvestment.

Leasing and Property Management

        We seek to capitalize on our management's extensive knowledge of the Manhattan and suburban markets and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing 29 million square feet of office and retail space,

PART I

ITEM 1.    BUSINESS

predominantly in Manhattan; (ii) careful management to ensure adequate average lengths of leases and manageable lease rollovers; (iii) utilization of an extensive network of third-party brokers; (iv) use of comprehensive building management analysis and planning; and (v) commitment to tenant satisfaction by providing high quality tenant services at attractive rental rates.

        It is our belief that our proactive leasing efforts have directly contributed to our average portfolio occupancy consistently exceeding the market average.

Property Acquisitions

        We acquire core properties for long-term appreciation and earnings growth. Non-core properties are typically held for shorter periods during which we attempt to create significant increases in value. This strategy has resulted in capital gains that increase our investment capital base.

        Through an intimate knowledge of our markets and operating base we have developed a keen ability to source transactions with superior risk-adjusted returns by capturing off-market opportunities that lead to acquisitions at meaningful discounts to replacement costs. In rising markets, we acquire strategic vacancies that provide the opportunity to taking advantage of our exceptional leasing capability to increase cash flow and property value. In stable or falling markets, we target assets featuring credit tenancies with fully escalated in-place rents to provide cash flow stability near-term and the opportunity for increases over time.

        In acquiring core and non-core properties, directly or through joint ventures with a predominance of high quality institutional investors, we believe that we have the following advantages over many of our competitors: (i) senior management's average 24 years of experience leading a full-service, fully-integrated real estate company focused on the Manhattan office market; (ii) the ability to offer tax-advantaged structures to sellers through the exchange of ownership interests as opposed to solely cash transactions; and (iii) the ability to close transactions quickly despite complicated ownership structures.

Property Repositioning

        Our knowledge of the leasing markets and our ability to efficiently plan and execute capital projects provide the additional capability to enhance returns by repositioning acquired retail and commercial office properties that are underperforming. Many of the retail and commercial office buildings we own or would seek to acquire feature unique architectural design elements, large floor plates, unique amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic reinvestment in such buildings, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.

Debt and Preferred Equity Investments

        We seek to invest in high-yield debt and preferred equity investments. Our knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable highly educated assessments of risk and return. The benefits of this investment program, which has a carefully managed aggregate size generally not to exceed 10% of our total enterprise value, include the following:

  •
  Our typical investments generally provide high current returns and, in certain cases, a potential for future capital gains.

  •
  In certain cases, these investments may also serve as a potential source of real estate acquisitions for us. This is particularly true when a property's current ownership seeks an efficient off-market transaction,

PART I

ITEM 1.    BUSINESS

    because ownership will know that we have already gained knowledge of the asset as a lender, and that we can close quickly if we believe such acquisition would be beneficial.

  •
  The largest concentration of these investments is in Manhattan, which helps us to gain market insight and awareness of upcoming and active investment opportunities and support for key relationships that may provide access to future investment opportunities.

Property Dispositions

        We continuously evaluate our properties to identify those most suitable to meet our long-term earnings growth objectives and contribute to increasing portfolio value. Properties that no longer meet our objectives are identified as non-core holdings and are targeted for sale to release equity created through management's value enhancement programs or to take advantage of opportune market valuations.

        Capital generated from these dispositions is efficiently re-deployed into property acquisitions and investments in high-yield debt and preferred equity investments that we expect will provide enhanced future capital gain and earnings growth opportunities.

Competition

        The leasing of real estate is highly competitive, especially in the Manhattan office market. We compete for tenants with landlords and developers of similar properties located in our markets primarily on the basis of location, rent charged, services provided, balance sheet strength and the design and condition of our properties. Although currently no publicly traded REIT other than SL Green has been formed primarily to acquire, own, reposition and manage Manhattan commercial office properties, we may in the future compete with such other REITs. In addition, we face competition from other real estate companies including other REITs that currently invest in markets other than or in addition to Manhattan, private real estate funds, domestic and foreign financial institutions, life insurance companies, pension trusts, partnerships, individual investors and others that may have greater financial resources or access to capital than we do or that are willing to acquire properties in transactions which are more highly leveraged or with different financial attributes than we are willing to pursue.

Manhattan Office Market Overview

        Manhattan is by far the largest office market in the United States, containing more rentable square feet than the next five largest central business district office markets combined. The properties in our portfolio are concentrated in some of Manhattan's most prominent midtown locations.

        Manhattan has a total inventory of 392.7 million square feet, including 241.5 million square feet in midtown. Based on current construction activity, we estimate that midtown Manhattan will have approximately 2.0 million square feet of new construction becoming available in the next two years, approximately 26.8% of which is pre-leased. This will add approximately 0.5% to Manhattan's total inventory.

General Terms of Leases in the midtown Manhattan Markets

        Leases entered into for space in the midtown Manhattan markets typically contain terms which may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in excess of 10,000 square feet in the midtown markets is generally seven to fifteen years. The tenant often will negotiate an option to extend the term of the lease for one or two renewal periods of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms, and base rent for the final years of a long-term lease (in those leases which do not provide an agreed upon

PART I

ITEM 1.    BUSINESS

rent during such final years), often is based upon a percentage of the fair market rental value of the premises (determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value). Leases may contain termination options whereby tenants can terminate their lease obligations generally, upon payment of a penalty.

        In addition to base rent, the tenant will generally also pay its pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year, increases in the consumer price index over the index value in effect during a base year, or a fixed percentage increase over base rent.

        Electricity is most often supplied by the landlord either on a sub-metered basis or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided other than during normal business hours.

        In a typical lease for a new tenant, the landlord will deliver the premises with all existing improvements demolished and any asbestos abated. The landlord also typically will provide a tenant improvement allowance, which is a fixed sum that the landlord makes available to the tenant to reimburse the tenant for all or a portion of the tenant's initial construction of its premises. Such sum typically is payable as work progresses, upon submission of invoices for the cost of construction. However, in certain leases (most often for relatively small amounts of space), the landlord will construct the premises for the tenant.

Occupancy

        The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2010, 2009 and 2008:

	Percent Occupied as of December 31,
Property	2010	2009	2008
Manhattan Properties	92.9%	95.0%	96.7%
Same-Store Properties(1)	91.5%	93.5%	95.3%
Unconsolidated Joint Venture Properties	95.0%	95.1%	95.0%
Portfolio	91.6%	93.6%	95.2%

(1)
Same-Store Properties for 2010 represents 44 of our 47 consolidated properties owned by us at January 1, 2009 and still owned by us at December 31, 2010.

Rent Growth

        We estimated that rents in place, at December 31, 2010, in our Manhattan and Suburban consolidated properties were approximately 5.0% and 5.1%, respectively, below current market asking rents. We estimated that rents in place at December 31, 2010 in our Manhattan and Suburban properties owned through unconsolidated joint ventures were approximately 16.3% and 9.3%, respectively, below current market asking rents. These comparative measures were approximately 4.9% and 4.5% at December 31, 2009 for the consolidated properties and 10.4% and 0.3% for the unconsolidated joint venture properties. As of December 31, 2010, approximately 34.7% and 32.1% of all leases in-place in our consolidated properties and unconsolidated joint venture properties,

PART I

ITEM 1.    BUSINESS

respectively, are scheduled to expire during the next five years. There can be no assurances that our estimates of current market rents are accurate, that market rents currently prevailing will not erode in the future or that we will realize any rent growth. However, we believe the degree that rents in the current portfolio are below market provides a potential for long-term internal growth.

Industry Segments

        We acquire, own, reposition, manage and lease commercial office and retail properties in the New York Metropolitan area and have two reportable segments: real estate and debt and preferred equity investments. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

        At December 31, 2010, our real estate portfolio was primarily located in one geographical market, namely, the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). As of December 31, 2010, one tenant in our portfolio contributed approximately 8.0% of our portfolio annualized rent. No other tenant contributed more than 5.9% of our portfolio annualized rent. Portfolio annualized rent includes our consolidated annualized revenue and our share of joint venture annualized revenue. No property contributed in excess of 8.0% of our consolidated total revenue for 2010. In addition, two debt and preferred equity investments each accounted for more than 10.0% of the revenue earned on debt and preferred equity investments at December 31, 2010. Our industry segments are discussed in Note 19, "Segment Reporting" in the accompanying consolidated financial statements.

Employees

        At December 31, 2010, we employed approximately 1,027 employees, over 191 of whom were managers and professionals, approximately 776 of whom were hourly-paid employees involved in building operations and approximately 60 of whom were clerical, data processing and other administrative employees. There are currently three collective bargaining agreements which cover the workforce that services substantially all of our properties.

Acquisitions

        During 2010, we acquired 125 Park Avenue for an aggregate purchase price of $330.0 million, including the assumption of $146.25 million of mortgage debt. We also completed the foreclosure of the senior mezzanine loan at 100 Church Street. Through a joint venture, we acquired 600 Lexington Avenue for $193.0 million, including the assumption of $49.85 million of mortgage debt. We also closed on the remaining 45% joint venture interests in the leased fee at 885 Third Avenue and 2 Herald Square and the entire leased fee interest at 292 Madison Avenue for an aggregate investment of $349.7 million, including the assumption of $265.6 million of mortgage debt.

Dispositions

        During 2010, we sold 19 West 44th Street for a gross contract price of approximately $123.2 million. We recognized a gain of approximately $35.5 million on the sale of this property, which encompassed 0.3 million square feet. We also sold our partnership interest in 1221 Avenue of the Americas for total consideration of $577.4 million and recognized a gain of approximately $126.8 million on the sale of our interest.

PART I

ITEM 1.    BUSINESS

Debt and Preferred Equity Investments

        During 2010, we originated or acquired approximately $520.7 million in debt and preferred equity investments (net of discount), inclusive of accretion of discount and pay-in-kind interest. We also recorded approximately $342.5 million in sales, repayments, participations, foreclosures and loan loss reserves in 2010. Included in this was approximately $20.9 million of loan loss reserves.

Offering/Financings

        In January 2010, SL Green sold 5,400,000 shares of its Series C preferred stock. The net proceeds from this offering (approximately $122.0 million) was used to repurchase unsecured debt and for other corporate purposes. SL Green contributed the net offering proceeds of approximately $122.0 million to us in exchange for an equivalent number of operating partnership units of a corresponding class.

        In March 2010, we, SL Green and ROP, as co-obligors, issued $250.0 million principal amount of 7.75% senior unsecured notes, due 2020, at par. The net proceeds from the offering (approximately $246.9 million) were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes.

        In October 2010, we issued $345.0 million aggregate principal amount of 3.00% exchangeable senior notes due October 2017 at par. The net proceeds from the offering (approximately $336.5 million) were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes.

        During 2010, we also closed on 12 mortgages and other loans payable, which are collateralized by our real estate and debt investments, totaling approximately $1.3 billion.

PART I

ITEM 1A.    RISK FACTORS

Declines in the demand for office space in New York City, and in particular, midtown Manhattan, as well as our Suburban markets, including Westchester County, Connecticut, New Jersey and Long Island, resulting from general economic conditions could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and make distributions to SL Green.

        Most of our commercial office properties are located in midtown Manhattan. As a result, our business is dependent on the condition of the New York City economy in general and the market for office space in midtown Manhattan in particular. Weakness in the New York City economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and ability to service current debt and make distributions to SL Green. We could also be affected by similar weakness in our suburban markets.

We may be unable to renew leases or relet space as leases expire.

        When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of renewal or reletting, including the cost of required renovations, may be less favorable than current lease terms. As of December 31, 2010, approximately 6.0 million and 3.1 million square feet, representing approximately 34.7% and 32.1% of the rentable square feet, are scheduled to expire by December 31, 2015 at our consolidated properties and unconsolidated joint venture properties, respectively, and as of December 31, 2010, these leases had annualized escalated rental income totaling approximately $283.8 million and $157.4 million, respectively. We also have leases with termination options beyond 2015. If we are unable to promptly renew the leases or relet the space at similar rates, our cash flow and ability to service debt and make distributions to SL Green could be adversely affected.

The expiration of long term leases or operating sublease interests could adversely affect our results of operations.

        Our interests in seven commercial office properties are through either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. These properties are 673 First Avenue, 420 Lexington Avenue, 461 Fifth Avenue, 711 Third Avenue, 625 Madison Avenue, 1185 Avenue of the Americas, all in Manhattan, and 1055 Washington Avenue, Stamford, Connecticut. We have the ability to acquire the fee position at 461 Fifth Avenue for a fixed price on a specific date. Unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, we will lose our right to operate these properties upon expiration of the leases, which would significantly adversely affect our results of operations. The average remaining term of these long-term leases as of December 31, 2010, including our unilateral extension rights on each of the properties, is approximately 42 years. Our share of annualized escalated rents of these properties at December 31, 2010 totaled approximately $240.2 million, or 24%, of our share of total portfolio annualized revenue.

Our results of operations rely on major tenants, including in the financial services sector, and insolvency, bankruptcy or receivership of these or other tenants could adversely affect our results of operations.

        Giving effect to leases in effect as of December 31, 2010 for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on square footage leased, accounted for approximately 22.3% of our share of portfolio annualized rent, with three tenants, Citigroup, Inc. (and its affiliates), Credit Suisse Securities (USA) LLC and Viacom International Inc. accounting for approximately 8.0%, 5.9% and 5.3% of our share of portfolio annualized rent, respectively. In addition, the financial services sector accounted for approximately 39% of our total annualized revenues and 38% of our square feet leased of our portfolio as of December 31, 2010. This sector continues to experience significant turmoil. If current economic conditions persist or deteriorate, we may experience increases in past due accounts, defaults, lower occupancy and

PART I

ITEM 1A.    RISK FACTORS

reduced effective rents, particularly in respect of our financial service tenants. Our business would be adversely affected if any of our major tenants became insolvent, declared bankruptcy, are put into receivership or otherwise refused to pay rent in a timely fashion or at all.

Adverse economic and geopolitical conditions in general and the Northeastern commercial office markets in particular could have a material adverse effect on our results of operations, financial condition and our ability to service debt and make distributions to SL Green.

        Our business may be affected by the unprecedented volatility and illiquidity in the financial and credit markets and other market or economic challenges experienced by the U.S. economy or real estate industry as a whole. As a result of the economic downturn that began in the second half of 2007, demand for office and retail space declined nationwide due to bankruptcies, downsizing, layoffs and cost cutting. Real estate transactions and development opportunities lessened compared to the period prior to the current economic downturn and capitalization rates rose. As a result, the cost and availability of credit was, and may in down markets be, adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led, and in downturn periods may lead, many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers, and this may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our tenants. Our business may also be adversely affected by local economic conditions, as substantially all of our revenues are derived from our properties located in the Northeast, particularly in New York, Westchester County and Connecticut. Because our portfolio consists primarily of commercial office buildings (as compared to a more diversified real estate portfolio) located principally in Manhattan, if negative economic conditions persist or deteriorate, then our results of operations, financial condition and ability to service current debt and to make distributions to SL Green may be adversely affected. Specifically, our business may be affected by the following conditions:

  •
  significant job losses in the financial and professional services industries, which may decrease demand for our office space, causing market rental rates and property values to be negatively impacted;

  •
  our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to pursue acquisition and development opportunities and refinance existing debt, reduce our returns from both our existing operations and our acquisition and development activities and increase our future interest expense;

  •
  reduced values of our properties, which may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of unsecured loans; and

  •
  reduced liquidity in debt markets and increased credit risk premiums for certain market participants, which may impair our ability to access capital.

        These conditions, which could have a material adverse effect on our results of operations, financial condition and ability to service debt and make distributions to SL Green, may continue or worsen in the future.

We may suffer adverse consequences if our revenues decline since our operating costs do not necessarily decline in proportion to our revenue.

        We earn a significant portion of our income from renting our properties. Our operating costs, however, do not fluctuate in relation to changes in our rental revenue. As a result, our costs will not necessarily decline even if our revenues do. Similarly, our operating costs could increase while our revenues stay flat or decline. In either such event, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service debt and make distributions to SL Green.

PART I

ITEM 1A.    RISK FACTORS

We face risks associated with property acquisitions.

        We may acquire individual properties and portfolios of properties, including large portfolios that could significantly increase our size and alter our capital structure. Our acquisition activities may be exposed to, and their success may be adversely affected by, the following risks:

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

  •
  acquired properties may be located in new markets where we may face risks associated with a lack of market knowledge or understanding of the local economy, lack of business relationships in the area and unfamiliarity with local governmental and permitting procedures; and

  •
  we may be unable to quickly and efficiently integrate new acquisitions, particularly acquisitions of portfolios of properties, into our existing operations, and therefore our results of operations and financial condition could be adversely affected.

        We may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:

  •
  liabilities for clean-up of undisclosed environmental contamination;

  •
  claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;

  •
  liabilities incurred in the ordinary course of business; and

  •
  claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties.

Competition for acquisitions may reduce the number of acquisition opportunities available to us and increase the costs of those acquisitions.

        We plan to continue to acquire properties as we are presented with attractive opportunities. We may face competition for acquisition opportunities from other investors, particularly private investors who can incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:

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

PART I

ITEM 1A.    RISK FACTORS

We rely on seven large properties for a significant portion of our revenue.

        As of December 31, 2010, seven of our properties, 420 Lexington Avenue, 220 East 42nd Street, One Madison Avenue, 485 Lexington Avenue, 1185 Avenue of the Americas, 1515 Broadway and 388-390 Greenwich Street, accounted for approximately 41% of our portfolio annualized rent, including our share of joint venture annualized rent. Our revenue and cash available to service debt and make distributions to SL Green would be materially adversely affected if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt and make distribution to SL Green would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy.

The continuing threat of terrorist attacks may adversely affect the value of our properties and our ability to generate cash flow.

        There may be a decrease in demand for space in New York City because it is considered at risk for future terrorist attacks, and this decrease may reduce our revenues from property rentals. In the aftermath of a terrorist attack, tenants in the New York City area may choose to relocate their business to less populated, lower-profile areas of the United States that are not as likely to be targets of future terrorist activity. This in turn could trigger a decrease in the demand for space in the New York City area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. As a result, the value of our properties and the level of our revenues could materially decline.

A terrorist attack could cause insurance premiums to increase significantly.

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2011. Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2011.

        In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of its overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Effective December 31, 2010, Belmont increased its terrorism coverage from $400 million to $650 million in a layer in excess of $100.0 million. In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Since December 31, 2010, Belmont acts as a direct insurer of NBCR coverage up to $600 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.

PART I

ITEM 1A.    RISK FACTORS

    Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

  •
  General Liability: For the period commencing October 31, 2010, Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. We have secured excess insurance to protect against catastrophic liability losses above the $150,000 retention. Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss. Belmont has retained a third party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering the entire portfolio.

        As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont's required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2007 unsecured revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

        We have a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of "all-risk" property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS. We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly. We monitor all triple net leases to ensure that tenants are providing adequate coverage. Other joint ventures may be covered under policies separate from our policies, at coverage limits which we deem to be adequate. We continually monitor these policies. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

PART I

ITEM 1A.    RISK FACTORS

Our dependence on smaller and growth-oriented businesses to rent our office space could adversely affect our cash flow and results of operations.

        Many of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than large businesses. Growth-oriented firms may also seek other office space as they develop. Dependence on these companies could create a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our distributable cash flow and results of operations.

Debt financing, financial covenants, degree of leverage, and increases in interest rates could adversely affect our economic performance.

Scheduled debt payments could adversely affect our results of operations.

        Cash flow could be insufficient to make distributions to SL Green and meet the payments of principal and interest required under our current mortgage and other indebtedness, 2007 unsecured revolving credit facility, senior unsecured notes, debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was approximately $5.3 billion as of December 31, 2010, consisting of approximately $650.0 million under our 2007 unsecured revolving credit facility, $1.1 billion under our senior unsecured notes, $100.0 million under our junior subordinated deferrable interest debentures and approximately $3.4 billion of non-recourse mortgages and loans payable on 21 of our investments and a recourse loan on one of our investments. In addition, we could increase the amount of our outstanding indebtedness in the future, in part by borrowing under our 2007 unsecured revolving credit facility, which had $776.9 million available for draw as of December 31, 2010. Our 2007 unsecured revolving credit facility matures in June 2011 and has a one-year as-of-right extension option. As of December 31, 2010, the total principal amount of non-recourse indebtedness outstanding at the joint venture properties was approximately $3.7 billion, of which our proportionate share was approximately $1.6 billion.

        If we are unable to make payments under our 2007 unsecured revolving credit facility, all amounts due and owing at such time shall accrue interest at a rate equal to 4% higher than the rate at which each draw was made. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2007 unsecured revolving credit facility or our senior unsecured notes would have a negative impact on our financial condition and results of operations.

        We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. In 2011, approximately $84.8 million of corporate indebtedness, $216.7 million of debt on our consolidated properties and $589.0 million of debt on our unconsolidated joint venture properties will mature. At the present time, we intend to exercise extension options, repay or refinance the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans may result in higher interest rates. Increased interest expense on the refinanced debt would adversely affect cash flow and our ability to service debt and make distributions to SL Green. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient in all years to repay all maturing debt.

Financial covenants could adversely affect our ability to conduct our business.

        The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into new leases without lender consent or materially

PART I

ITEM 1A.    RISK FACTORS

modify existing leases, and to discontinue insurance coverage. In addition, our 2007 unsecured revolving credit facility contains customary restrictions and requirements on our method of operations. Our 2007 unsecured revolving credit facility and senior unsecured bonds also require us to maintain designated ratios, including but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect our results of operations and our ability to service debt and make distributions to SL Green.

Rising interest rates could adversely affect our cash flow.

        Advances under the 2007 unsecured revolving credit facility and certain property-level mortgage debt bear interest at a variable rate. These consolidated variable rate borrowings totaled approximately $1.1 billion at December 31, 2010. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing under our 2007 unsecured revolving credit facility, which had $776.9 million available for draw as of December 31, 2010. Borrowings under the 2007 unsecured revolving credit facility currently bear interest at a spread equal to the 30-day LIBOR, plus 90 basis points. As of December 31, 2010, borrowings under the 2007 unsecured revolving credit facility and junior subordinated deferrable interest debentures totaled $650.0 million and $100.0 million, respectively, and bore interest at 1.18% and 5.61%, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. Accordingly, increases in interest rates above that which we anticipated based upon historical trends could adversely affect our results of operations and financial conditions. At December 31, 2010, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments would increase our annual interest costs by approximately $11.0 million and would increase our share of joint venture annual interest costs by approximately $6.7 million. Accordingly, increases in interest rates could adversely affect our ability to continue to service debt and make distributions to SL Green.

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

        SL Green considers its business as a whole in determining the amount of leverage of itself and its subsidiaries, including us. SL Green also considers other factors in making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties upon refinancing and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. As a result, if we become more highly leveraged, an increase in debt service could adversely affect cash available for distributions to SL Green and could increase the rise of default on our indebtedness.

Debt and Preferred Equity Investments could cause us to incur expenses, which could adversely affect our results of operations.

        We owned first mortgages, mezzanine loans, junior participations and preferred equity interests in 23 investments with an aggregate net book value of approximately $963.8 million at December 31, 2010. Such

PART I

ITEM 1A.    RISK FACTORS

investments may or may not be recourse obligations of the borrower and are not insured or guaranteed by governmental agencies or otherwise. In the event of a default under these obligations, we may have to take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Relatively high loan-to-value ratios and declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.

        We maintain and regularly evaluate financial reserves to protect against potential future losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. We believe the increase in our non-performing loans in 2008 through 2010 was driven by the recent credit crisis, which adversely impacted the ability of many of our borrowers to service their debt and refinance our loans to them at maturity. We significantly increased our provision for loan losses to $93.8 million and our direct write-offs to $69.1 million in 2009 based upon the performance of our assets and conditions in the financial markets and overall economy, which continued to deteriorate in 2009. We recorded approximately $19.8 million in loan loss reserves and charge offs in 2010 on debt and preferred equity investments being held to maturity and $1.0 million on debt and preferred equity investments held for sale in 2010. If our reserves for credit losses prove inadequate, we could suffer losses which would have a material adverse affect on our financial performance and our ability to service debt and make distributions to SL Green.

Special servicing activities could result in liability to us.

        We provide special servicing activities on behalf of third parties. We have been rated by Fitch and S&P to provide such services. An intended or unintended breach of the servicing standards and/or our fiduciary duties to bondholders could result in material liability to us.

Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.

        We co-invest with third parties through partnerships, joint ventures, co-tenancies or other entities, acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we will not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals, which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2010, our unconsolidated joint ventures owned 21 properties and we had an aggregate cost basis in these joint ventures totaling approximately $631.6 million. As of

PART I

ITEM 1A.    RISK FACTORS

December 31, 2010, our share of unconsolidated joint venture debt, which is non-recourse to us, totaled approximately $1.6 billion.

Certain of our joint venture agreements contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.

        Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are more favorable to our partner in the joint venture than to us. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits and our partner may have rights to buy our interest in the joint venture, to force us to buy the partner's interest in the joint venture or to compel the sale of the property owned by such joint venture. These rights may permit our partner in a particular joint venture to obtain a greater benefit from the value or profits of the joint venture than us, which could have an adverse effect on the value of our investment in the joint venture and on our financial condition and results of operations. We may also enter into similar arrangements in the future.

We may incur costs to comply with environmental laws.

        We are subject to various federal, state and local environmental laws. These laws regulate our use, storage, disposal and management of hazardous substances and wastes and can impose liability on property owners or operators for the clean-up of certain hazardous substances released on a property and any associated damage to natural resources without regard to whether the release was legal or whether it was caused by the property owner or operator. The presence of hazardous substances on our properties may adversely affect occupancy and our ability to develop or sell or borrow against those properties. In addition to potential liability for clean-up costs, private plaintiffs may bring claims for personal injury, property damage or for similar reasons. Various laws also impose liability for the clean-up of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to whether the materials were transported, treated and disposed in accordance with law. Being held responsible for such a clean-up could result in significant cost to us and have a material adverse effect on our financial condition and results of operations.

We may incur significant costs complying with the Americans with Disabilities Act and similar laws.

        Our properties may be subject to risks relating to current or future laws including laws benefiting disabled persons, and other state or local zoning, construction or other regulations. These laws may require significant property modifications in the future, which could result in fines being levied against us in the future. The occurrence of any of these events could have an adverse impact on our cash flows and ability to service debt and make distributions to SL Green.

        Under the Americans with Disabilities Act, or ADA, all public accommodations must meet federal requirements related to access and use by disabled persons. Additional federal, state and local laws also may require modifications to our properties, or restrict our ability to renovate our properties. We have not conducted an audit or investigation of all of our properties to determine our compliance. If one or more of our properties is not in compliance with the ADA or other legislation, then we may be required to incur additional costs to bring the property into compliance with the ADA or similar state or local laws. We cannot predict the ultimate amount of the cost of compliance with ADA or other legislation. If we incur substantial costs to comply with the ADA and any other legislation, our financial condition, results of operations and cash flow and/or ability to satisfy our debt service obligations and to make distributions to SL Green could be adversely affected.

PART I

ITEM 1A.    RISK FACTORS

Limitations on our ability to sell or reduce the indebtedness on specific mortgaged properties could adversely affect us.

        On May 15, 2002, we acquired the property located at 1515 Broadway, New York, New York. Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to us, we have agreed not to take certain action that would adversely affect the limited partners' tax positions before December 31, 2011. We acquired the property located at 625 Madison Avenue, New York, New York on October 19, 2004 and have agreed not to take certain action that would adversely affect the tax positions of certain of the partners who held interests in this property prior to the acquisition, for a period of seven years after the acquisition.

        In connection with future acquisitions of interests in properties, we may agree to similar restrictions on our ability to sell or refinance the acquired properties. These limitations could have adverse consequences on our business and result in a material adverse effect on our financial condition and results of operations.

We face potential conflicts of interest.

There are potential conflicts of interest between SL Green and Mr. Green.

        There is a potential conflict of interest relating to the disposition of certain property contributed to us by Stephen L. Green, and his family in SL Green's initial public offering. Mr. Green serves as the chairman of SL Green's board of directors and is an executive officer. As part of our formation, Mr. Green contributed appreciated property, with a net book value of $73.5 million, to SLGOP in exchange for units of limited partnership interest in SLGOP. He did not recognize any taxable gain as a result of the contribution. SLGOP, however, took a tax basis in the contributed property equal to that of the contributing unitholder. The fair market value of the property contributed by him exceeded his tax basis by approximately $34.0 million at the time of contribution. The difference between fair market value and tax basis at the time of contribution represents a built-in gain. If we sell a property in a transaction in which a taxable gain is recognized, for tax purposes the built-in gain would be allocated solely to him and not to SL Green. As a result, Mr. Green has a conflict of interest if the sale of a property which he contributed is in our best interest but not his.

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

Members of management may have a conflict of interest over whether to enforce terms of agreements with entities which senior management, directly or indirectly, has an affiliation.

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. We and our tenants accounted for approximately 25.1% of Alliance's 2010 estimated total revenue. The contracts pursuant to which these services are provided are not the result of arm's length negotiations and, therefore, there can be no assurance that the terms and conditions are not less favorable than those which could be obtained from third parties providing comparable services. In addition, to the

PART I

ITEM 1A.    RISK FACTORS

extent that we choose to enforce our rights under any of these agreements, we may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than we otherwise might because of our desire to maintain our ongoing relationship with Gary Green.

Members of management may have a conflict of interest over whether to enforce terms of senior management's employment and noncompetition agreements.

        Stephen Green, Marc Holliday, Andrew Mathias, Andrew Levine and James Mead entered into employment and noncompetition agreements with SL Green pursuant to which they have agreed not to actively engage in the acquisition, development or operation of office real estate in the New York Metropolitan area. For the most part, these restrictions apply to the executive both during his employment and for a period of time thereafter. Each executive is also prohibited from otherwise disrupting or interfering with our business through the solicitation of our employees or clients or otherwise. To the extent that SL Green chooses to enforce its rights under any of these agreements, SL Green may determine to pursue available remedies, such as actions for damages or injunctive relief, less vigorously than it otherwise might because of its desire to maintain an ongoing relationship with the individual involved. Additionally, the non-competition provisions of these agreements despite being limited in scope and duration, could be difficult to enforce, or may be subject to limited enforcement, should litigation arise over them in the future. Mr. Green also has interests in two properties in Manhattan, which are exempt from the non-competition provisions of his employment and non-competition agreement.

SL Green's failure to qualify as a REIT would be costly.

        We believe that SL Green has operated in a manner to qualify as a REIT for federal income tax purposes and SL Green intends to continue to so operate. Many of these requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which may not be totally within our or SL Green's control, can affect its qualification as a REIT. For example, to qualify as a REIT, at least 95% of SL Green's gross income must come from designated sources that are listed in the REIT tax laws. SL Green is also required to distribute to stockholders at least 90% of its REIT taxable income excluding capital gains. The fact that SL Green holds its assets through subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize SL Green's REIT status. Furthermore, Congress and the Internal Revenue Service, which we refer to as the IRS, might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for SL Green to remain qualified as a REIT.

        If SL Green fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. Also, unless the IRS grants SL Green relief under specific statutory provisions, it would remain disqualified as a REIT for four years following the year it first failed to qualify. If SL Green failed to qualify as a REIT, we would have to pay significant income taxes and we would therefore have less money available to service indebtedness.

We are dependent on external sources of capital.

        Because of distribution requirements imposed on us in order to allow SL Green to qualify as a REIT, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we anticipate having to raise money in the public equity and debt markets with some regularity and our ability to do so will depend upon the general conditions prevailing in these markets. At any time conditions may exist which effectively prevent

PART I

ITEM 1A.    RISK FACTORS

SL Green and its subsidiaries, including us, or REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of SL Green's stockholders' interests, and additional debt financing may substantially increase our leverage.

We face significant competition for tenants.

        The leasing of real estate is highly competitive. The principal means of competition are rent, location, services provided and the nature and condition of the facility to be leased. We directly compete with all lessors and developers of similar space in the areas in which our properties are located. Demand for retail space has been affected by the recent bankruptcy of a number of retail companies and a general trend toward consolidation in the retail industry, which could adversely affect the ability of our company to attract and retain tenants.

        Our commercial office properties are concentrated in highly developed areas of midtown Manhattan and certain Suburban central business districts, or CBDs. Manhattan is the largest office market in the United States. The number of competitive office properties in Manhattan and CBDs in which our Suburban properties are located (which may be newer or better located than our properties) could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.

Loss of our key personnel could harm our operations.

        We are dependent on the efforts of Marc Holliday, SL Green's chief executive officer, and Andrew Mathias, SL Green's president. These officers have employment agreements which expire in January 2013 and December 2013, respectively. A loss of the services of either of these individuals could adversely affect our operations.

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

Compliance with changing or new regulation applicable to corporate governance and public disclosure may result in additional expenses, affect our operations and affect our reputation.

        Changing or new laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and New York Stock Exchange rules, can create uncertainty for public companies. These changed or new laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our

PART I

ITEM 1A.    RISK FACTORS

external auditors' audit of that assessment have required the commitment of significant financial and managerial resources. In addition, it has become more difficult and expensive for SL Green to obtain director and officer liability insurance. We expect these efforts to require the continued commitment of significant resources. Further, SL Green's directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, SL Green may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business.

Forward-Looking Statements May Prove Inaccurate

        See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information" for additional disclosure regarding forward-looking statements.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        As of December 31, 2010, we did not have any unresolved comments with the staff of the SEC.

ITEM 2.    PROPERTIES

Our Portfolio

General

        As of December 31, 2010, we owned or held interests in 22 consolidated and eight unconsolidated commercial office properties encompassing approximately 15.1 million rentable square feet and approximately 7.2 million rentable square feet, respectively, located primarily in midtown Manhattan. Certain of these properties include at least a small amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2010, our portfolio also included ownership interests in 25 consolidated and six unconsolidated commercial office properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, or the Suburban assets, encompassing approximately 3.9 million rentable square feet and approximately 2.9 million rentable square feet, respectively. As of December 31, 2010, our portfolio also included 11 consolidated and unconsolidated retail properties encompassing approximately 405,362 square feet, four development properties encompassing approximately 465,441 square feet and three land interests.

PART I

ITEM 2.    PROPERTIES

        The following table sets forth certain information with respect to each of the Manhattan and Suburban office and retail properties in the portfolio as of December 31, 2010:

Manhattan Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
CONSOLIDATED PROPERTIES
"Same Store"(13)
120 West 45th Street	1998	Midtown	440,000	1	99.0	26,024,988	2	27	58.89	56.33
220 East 42nd Street	1929	Grand Central	1,135,000	4	92.4	46,124,292	5	34	44.02	39.66
28 West 44th Street	1919/2003	Midtown	359,000	1	94.0	15,528,576	1	65	47.11	38.44
317 Madison Avenue	1920/2004	Grand Central	450,000	2	89.5	21,189,252	2	80	47.41	38.65
420 Lexington Ave (Graybar)(5)	1927/1999	Grand Central	1,188,000	4	89.9	60,895,788	6	216	48.98	41.34
461 Fifth Avenue(5)(6)	1988	Midtown	200,000	1	96.9	14,198,928	1	16	77.94	75.43
485 Lexington Avenue	1956/2006	Grand Central	921,000	3	93.9	49,130,400	5	21	55.12	47.37
555 West 57th Street(6)	1971	Midtown West	941,000	3	96.1	30,636,204	3	10	32.18	24.74
609 Fifth Avenue	1925/1990	Rockefeller Center	160,000	1	85.0	12,947,520	1	12	95.11	94.26
625 Madison Avenue(5)	1956/2002	Plaza District	563,000	2	99.0	43,464,096	4	25	77.05	68.35
673 First Avenue(5)(6)	1928/1990	Grand Central	422,000	1	99.7	17,853,348	2	9	39.86	38.91
711 Third Avenue(5)(6)(7)	1955	Grand Central	524,000	2	87.6	25,790,304	3	15	52.01	41.44
750 Third Avenue	1958/2006	Grand Central	780,000	3	97.2	39,151,560	4	31	50.75	46.26
810 Seventh Avenue	1970	Times Square	692,000	2	80.4	36,899,292	4	36	59.47	51.09
919 Third Avenue	1970	Grand Central	1,454,000	5	99.9	83,659,788	4	14	57.59	50.73
1185 Avenue of the Americas(5)	1969	Rockefeller Center	1,062,000	4	97.6	72,482,004	7	16	69.09	63.22
1350 Avenue of the Americas	1966	Rockefeller Center	562,000	2	86.1	29,511,348	3	39	58.58	56.82
1 Madison Avenue	1960/2002	Park Avenue South	1,176,900	4	99.8	61,715,976	6	2	52.57	52.37
331 Madison Avenue	1923	Grand Central	114,900	0	99.5	4,849,572	0	18	42.93	41.49

Subtotal / Weighted Average			13,144,800	45	94.4	692,053,236	63	686
Adjustments
333 West 34th Street	1954/2000	Penn Station	345,400	1	78.5	11,158,920	1	2	40.61	38.97
100 Church Street	1959/2010	Downtown	1,047,500	4	59.9	23,998,572	3	9	38.14	36.91
125 Park Avenue	1923/2006	Grand Central	604,245	2	99.1	33,178,848	3	21	55.70	52.55

Subtotal / Weighted Average			1,997,145	7	74.9	68,336,340	7	32
Total / Weighted Average Consolidated Properties(8)			15,141,945	52	91.8	760,389,576	70	718
UNCONSOLIDATED PROPERTIES
"Same Store"
100 Park Avenue—50%	1950/1980	Grand Central	834,000	3	91.9	48,804,000	3	33	60.33	47.33
521 Fifth Avenue(5)—50.1%	1929/2000	Grand Central	460,000	2	80.7	20,374,416	1	44	53.75	45.71
800 Third Avenue—42.95%	1972/2006	Grand Central	526,000	2	80.8	24,860,424	1	34	52.33	46.11
1515 Broadway—55%(6)	1972	Times Square	1,750,000	6	98.0	104,418,588	7	11	61.93	44.16
388 & 390 Greenwich Street—50.6%(12)	1986-1990	Downtown	2,635,000	9	100.0	102,945,936	5	1	39.07	39.07
1745 Broadway—32.3%(12)	2003	Midtown	674,000	2	100.0	36,538,044	1	1	56.68	56.68

			6,879,000	24	95.8	337,941,408	18	124
Adjustments
600 Lexington Avenue—55.0%	1983/2009	Plaza District	303,515	1	84.6	16,411,080	1	28	64.73	52.21

Subtotal / Weighted Average			303,515	1	84.6	16,411,080	1	28
Total / Weighted Average Unconsolidated Properties(9)			7,182,515	25	95.3	354,352,488	19	152

Manhattan Grand Total / Weighted Average			22,324,460	77	92.9	1,114,742,064		870
Manhattan Grand Total—SLG share of Annualized Rent
Manhattan Same Store Occupancy %—Combined			20,023,800	90	94.8	909,061,849	89

Suburban Properties
CONSOLIDATED PROPERTIES
Adjustments
1100 King Street—1-6 International Drive	1983-1986	Rye Brook, Westchester	540,000	2	74.7	11,671,968	1	27	29.13	26.16
520 White Plains Road	1979	Tarrytown, Westchester	180,000	1	72.5	3,466,920	—	8	27.32	27.11
115-117 Stevens Avenue	1984	Valhalla, Westchester	178,000	1	84.9	2,923,860	—	13	22.12	12.69
100 Summit Lake Drive	1988	Valhalla, Westchester	250,000	1	60.6	3,423,819	—	8	22.59	26.45
200 Summit Lake Drive	1990	Valhalla, Westchester	245,000	1	92.4	6,277,236	1	7	28.28	27.63
500 Summit Lake Drive	1986	Valhalla, Westchester	228,000	1	76.2	4,081,776	1	6	25.45	19.89
140 Grand Street	1991	White Plains, Westchester	130,100	—	94.4	4,062,888	1	10	36.66	28.56
360 Hamilton Avenue	2000	White Plains, Westchester	384,000	1	90.5	12,006,192	1	15	34.83	31.62

Westchester, NY Subtotal			2,135,100	8	80.0	47,914,659	5	94
1-6 Landmark Square	1973/1984	Stamford, Connecticut	826,000	3	88.7	20,445,756	2	101	31.34	26.60
680 Washington Boulevard	1989	Stamford, Connecticut	133,000	—	84.5	3,512,364	—	6	40.15	30.74
750 Washington Boulevard	1989	Stamford, Connecticut	192,000	1	95.4	6,774,792	1	7	38.20	31.55
1055 Washington Boulevard(5)	1987	Stamford, Connecticut	182,000	1	86.6	5,488,560	1	20	34.68	33.13
300 Main Street	2002	Stamford, Connecticut	130,000	—	89.0	1,802,328	—	17	15.99	14.59
1010 Washington Boulevard	1988	Stamford, Connecticut	143,400	—	50.2	2,097,300	—	15	31.58	26.60
500 West Putnam Avenue	1973	Greenwich, Connecticut	121,500	—	68.2	3,507,348	—	10	42.31	40.86

Connecticut Subtotal			1,727,900	5	84.3	43,628,448	4	176

Total / Weighted Average Consolidated Properties(10)			3,863,000	13	81.9	91,543,107	9	270

PART I

ITEM 2.    PROPERTIES

Suburban Properties	Year Built/ Renovated	SubMarket	Approximate Rentable Square Feet	Percentage of Portfolio Rentable Square Feet (%)	Percent Leased (%)	Annualized Rent ($'s)(1)	Percentage of Portfolio Annualized Rent (%)(2)	Number of Tenants	Annualized Rent Per Leased Square Foot ($)(3)	Annualized Net Effective Rent Per Leased Square Foot ($)(4)
UNCONSOLIDATED PROPERTIES
Adjustments
One Court Square—30%	1987	Long Island City, New York	1,402,000	5	100.0	39,819,192	1	1	28.41	28.41
The Meadows—50%	1981	Rutherford, New Jersey	582,100	2	83.2	12,697,116	1	53	27.32	25.88
16 Court Street—35%	1928	Brooklyn, New York	317,600	1	87.5	9,697,680	—	66	38.70	33.09
Jericho Plaza—20.26%	1980	Jericho, New York	640,000	2	95.3	21,126,564	—	34	36.46	34.27
Total / Weighted Average Unconsolidated Properties(11)			2,941,700	10	94.3	83,340,552	2	154

Grand Total / Weighted Average			29,129,160	100	91.6	$1,289,625,723		1,294

Grand Total—SLG share of Annualized Rent						$1,021,532,995	100

Retail, Development and Land
125 Chubb Way(13)	2008	Lyndhurst, New Jersey	278,000	32	10.7	642,012	1	1	21.50	—
150 Grand Street(13)	1962/2001	White Plains, New York	85,000	10	15.8	130,015	—	8	9.90	9.90
7 Renaissance Square—50%(13)	2008	White Plains, New York	65,641	8	—	—	—	—	—	—
141 Fifth Avenue—45%	1879	Flat Iron	13,000	1	100.0	2,525,424	3	2	242.06	175.17
1551-1555 Broadway—10%	2009	Times Square	25,600	3	100.0	16,263,864	4	1	635.31	673.18
1604 Broadway—63%	1912/2001	Times Square	29,876	3	23.7	2,001,912	3	2	283.28	189.71
180-182 Broadway—25.5%	1902	Cast Iron/Soho	70,580	8	—	—	—	—	—	—
11 West 34th Street—30%	1920/2010	Herald Square/Penn Station	17,150	2	100.0	1,750,000	1	1	102.04	102.04
21-25 West 34th Street—50%	2009	Herald Square/Penn Station	30,100	3	100.0	6,438,444	7	1	320.29	304.77
27-29 West 34th Street—50%	2009	Herald Square/Penn Station	15,600	2	100.0	4,080,372	5	2	261.34	283.28
379 West Broadway—45%	1853/1987	Cast Iron/Soho	62,006	7	100.0	3,716,196	4	5	61.39	57.78
717 Fifth Avenue—32.75%	1958/2000	Midtown/Plaza District	119,550	14	75.8	20,069,244	15	6	203.80	156.98
7 Landmark Square(13)	2007	Stamford, Connecticut	36,800	4	10.8	285,888	1	1	71.83	71.83
Williamsburg Terrace(6)	2010	Brooklyn, New York	21,900	3	100.0	1,421,796	3	2	64.94	64.92
2 Herald Square(14)	—	Herald Square/Penn Station	N/A	N/A	N/A	9,000,000	20	1	—	—
885 Third Avenue(14)	—	Midtown/Plaza District	N/A	N/A	N/A	11,095,000	25	1	—	—
292 Madison Avenue(14)	—	Grand Central	N/A	N/A	N/A	3,150,000	7	1	—	—

Total / Weighted Average Retail/Development Properties			870,803	100	N/A	$82,570,167	100	35

(1)
Annualized Rent represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011 are approximately $0.2 million for our consolidated properties and $0.8 million for our unconsolidated properties.

(2)
Includes our share of unconsolidated joint venture annualized rent calculated on a consistent basis.

(3)
Annualized Rent Per Leased Square Foot represents Annualized Rent, as described in footnote (1) above, presented on a per leased square foot basis.

(4)
Annual Net Effective Rent Per Leased Square Foot represents (a) for leases in effect at the time an interest in the relevant property was first acquired by us, the remaining lease payments under the lease from the acquisition date divided by the number of months remaining under the lease multiplied by 12 and (b) for leases entered into after an interest in the relevant property was first acquired by us, all lease payments under the lease divided by the number of months in the lease multiplied by 12, minus, in the case of both (a) and (b), tenant improvement costs and leasing commissions, if any, paid or payable by us and presented on a per leased square foot basis. Annual Net Effective Rent Per Leased Square Foot includes future contractual increases in rental payments and therefore, in certain cases, may exceed Annualized Rent Per Leased Square Foot.

(5)
We hold a leasehold interest in this property.

(6)
Includes a parking garage.

(7)
We hold a leasehold mortgage interest, a net sub-leasehold interest and a co-tenancy interest in this property.

(8)
Includes approximately 13.8 million square feet of rentable office space, 1.1 million square feet of rentable retail space and 0.3 million square feet of garage space.

(9)
Includes approximately 6.9 million square feet of rentable office space, 0.2 million square feet of rentable retail space and 0.1 million square feet of garage space.

(10)
Includes approximately 3.6 million square feet of rentable office space and 0.2 million square feet of rentable retail space.

(11)
Includes approximately 2.9 million square feet of rentable office space.

(12)
The rent per square foot is presented on a triple-net basis.

(13)
This is a development property.

(14)
This is a land investment.

PART I

ITEM 2.    PROPERTIES

        Historical Occupancy.    We have historically achieved consistently higher occupancy rates in our Manhattan portfolio in comparison to the overall midtown markets, as shown over the last five years in the following table:

	Percent of Manhattan Portfolio Leased(1)	Occupancy Rate of Class A Office Properties In The Midtown Markets(2)(3)	Occupancy Rate of Class B Office Properties In The Midtown Markets(2)(3)
December 31, 2010	92.9%	88.6%	90.9%
December 31, 2009	95.0%	86.8%	90.3%
December 31, 2008	96.7%	90.8%	92.1%
December 31, 2007	96.6%	94.1%	93.5%
December 31, 2006	97.0%	95.7%	93.7%

(1)
Includes space for leases that were executed as of the relevant date in our wholly-owned and joint venture properties in Manhattan owned by us as of that date.

(2)
Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.

(3)
The term "Class B" is generally used in the Manhattan office market to describe office properties that are more than 25 years old but that are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan. Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and frequently obtain the highest rental rates within their markets.

Lease Expirations

        Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of seven to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2015, the average annual rollover at our Manhattan consolidated and unconsolidated properties is expected to be approximately 0.9 million square feet and 0.4 million square feet, respectively, representing an average annual expiration rate of 6.2% and 6.3%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated properties, respectively, with respect to leases in place as of December 31, 2010 for each of the

PART I

ITEM 2.    PROPERTIES

next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2011(3)	133	952,854	6.64%	$50,251,056	$52.74
2012	108	644,258	4.49	35,254,560	54.72
2013	107	1,228,162	8.55	65,625,924	53.43
2014	65	949,351	6.61	49,970,784	52.64
2015	82	656,005	4.57	33,185,940	50.59
2016	44	1,071,518	7.46	56,482,944	52.71
2017	60	1,700,701	11.84	90,281,460	53.08
2018	28	566,517	3.94	42,147,135	74.40
2019	20	590,584	4.11	34,515,717	58.44
2020 & thereafter	90	6,002,976	41.79	302,674,056	50.42

Total/weighted average	737	14,362,926	100.00%	$760,389,576	$52.94

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011, are approximately $3.9 million for the properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 84,497 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2010.

PART I

ITEM 2.    PROPERTIES

Manhattan Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases		Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2011(3)	21		231,319	3.36%	$11,612,148	$50.20
2012	21		169,767	2.47	9,722,544	57.27
2013	11		115,527	1.68	6,519,540	56.43
2014	17		122,206	1.78	9,105,036	74.51
2015	23		1,533,210	22.27	89,815,680	58.58
2016	11		126,874	1.84	6,844,008	53.94
2017	9		126,393	1.84	7,924,284	62.70
2018	14		780,227	11.33	46,139,532	59.14
2019	5		174,362	2.53	11,228,916	64.40
2020 & thereafter	22		868,916	12.62	52,494,864	60.41

Sub-Total/weighted average	154		4,248,801	61.72	251,406,552	$59.17

	2	(4)	2,634,670	38.28	102,945,936

Total	156		6,883,471	100.00%	$354,352,488

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011 are approximately $0.8 million for the joint venture properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 76,619 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2010.

(4)
Represents Citigroup's 13-year net lease at 388-390 Greenwich Street. The current net rent is $39.07 per square foot with annual CPI escalation.

        Leases in our Suburban portfolio, as at many other suburban office properties, typically have an initial term of five to ten years. For the five years ending December 31, 2015, the average annual rollover at our Suburban consolidated and unconsolidated properties is expected to be approximately 0.3 million square feet and 0.2 million square feet, respectively, representing an average annual expiration rate of 10.6% and 6.7% respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).

        The following tables set forth a schedule of the annual lease expirations at our Suburban consolidated and unconsolidated properties, respectively, with respect to leases in place as of December 31, 2010 for each of the

PART I

ITEM 2.    PROPERTIES

next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Suburban Consolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2011(3)	75	488,893	16.37%	$13,719,746	$28.06
2012	32	226,807	7.59	7,659,888	33.77
2013	38	317,664	10.64	10,404,948	32.75
2014	27	269,247	9.01	8,451,024	31.39
2015	34	286,432	9.59	9,234,996	32.24
2016	25	541,365	18.13	16,698,948	30.85
2017	7	62,336	2.09	1,860,336	29.84
2018	12	144,965	4.85	4,835,484	33.36
2019	9	241,387	8.08	7,025,064	29.10
2020 & thereafter	19	407,663	13.65	11,652,673	28.58

Total/weighted average	278	2,986,759	100.00%	$91,543,107	$30.65

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011, are approximately $4.1 million for the properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 103,164 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2010.

PART I

ITEM 2.    PROPERTIES

Suburban Unconsolidated Properties Year of Lease Expiration	Number of Expiring Leases	Square Footage of Expiring Leases	Percentage of Total Leased Square Feet (%)	Annualized Rent of Expiring Leases(1)	Annualized Rent Per Leased Square Foot of Expiring Leases(2)
2011(3)	28	120,891	4.48%	$3,842,604	$31.79
2012	22	256,225	9.50	9,130,308	35.63
2013	21	98,463	3.65	3,171,328	32.21
2014	28	294,927	10.94	10,324,068	35.01
2015	19	135,561	5.03	4,149,372	30.61
2016	5	86,787	3.22	2,690,580	31.00
2017	7	63,196	2.34	2,360,856	37.36
2018	4	61,523	2.28	2,205,480	35.85
2019	6	38,432	1.43	1,385,824	36.06
2020 & thereafter	14	1,540,384	57.13	44,080,132	28.62

Total/weighted average	154	2,696,389	100.00%	$83,340,552	$30.91

(1)
Annualized Rent of Expiring Leases represents the monthly contractual rent under existing leases as of December 31, 2010 multiplied by 12. This amount reflects total rent before any rent abatements and includes expense reimbursements, which may be estimated as of such date. Total rent abatements for leases in effect as of December 31, 2010 for the 12 months ending December 31, 2011, are approximately $1,500 for the joint venture properties.

(2)
Annualized Rent Per Leased Square Foot of Expiring Leases represents Annualized Rent of Expiring Leases, as described in footnote (1) above, presented on a per leased square foot basis.

(3)
Includes 17,222 square feet occupied by month-to-month holdover tenants whose leases expired prior to December 31, 2010.

PART I

ITEM 2.    PROPERTIES

Tenant Diversification

        At December 31, 2010, our portfolio was leased to approximately 1,294 tenants, which are engaged in a variety of businesses, including professional services, financial services, media, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 30 largest tenants in our portfolio, based on the amount of square footage leased by our tenants as of December 31, 2010:

Tenant(1)	Properties	Remaining Lease Term in Months(2)	Total Leased Square Feet	Percentage of Aggregate Portfolio Leased Square Feet (%)	Percentage of Aggregate Portfolio Annualized Rent (%)
Citigroup, N.A.	388 & 390 Greenwich Street, 485 Lexington Avenue, 750 Third Avenue, 800 Third Avenue, 750 Washington Blvd & Court Square	120	4,451,237	15.3%	8.0%
Viacom International, Inc.	1515 Broadway	53	1,271,812	4.4%	5.3%
Credit Suisse Securities (USA), Inc.	1 Madison Avenue	120	1,150,207	3.9%	5.9%
Random House, Inc.	1745 Broadway	90	644,598	2.2%	1.2%
Debevoise & Plimpton, LLP	919 Third Avenue	132	586,533	2.0%	1.9%
Omnicom Group, Inc.	220 East 42nd Street & 420 Lexington Avenue	76	496,876	1.7%	2.0%
The City of New York	16 Court Street & 100 Church Street	34	345,903	1.2%	1.3%
Advance Magazine Group, Fairchild Publications	750 Third Avenue & 485 Lexington Avenue	122	342,720	1.2%	1.3%
C.B.S. Broadcasting, Inc.	555 West 57th Street	156	282,385	1.0%	1.0%
Polo Ralph Lauren Corporation	625 Madison Avenue	108	269,269	0.9%	1.6%
Schulte, Roth & Zabel LLP	919 Third Avenue	126	263,186	0.9%	0.7%
The Travelers Indemnity Company	485 Lexington Avenue & 2 Jericho Plaza	68	255,156	0.9%	1.1%
The Metropolitan Transportation Authority	333 West 34th Street & 420 Lexington Avenue	121	246,381	0.8%	0.8%
The City University of New York—CUNY	555 West 57th Street & 28 West 44th Street	63	239,717	0.8%	0.9%
New York Presbyterian Hospital	28 West 44th Street & 673 First Avenue	128	238,798	0.8%	0.9%
BMW of Manhattan	555 West 57th Street	139	227,782	0.8%	0.5%
Verizon	120 West 45th Street, 1100 King Street Bldg 1, 1 Landmark Square, 2 Landmark Square & 500 Summit Lake Drive	108	226,311	0.8%	0.7%
D.E. Shaw and Company L.P.	120 West 45th Street	53	187,484	0.6%	1.1%
Amerada Hess Corp.	1185 Avenue of the Americas	204	181,569	0.6%	1.2%
HF Management Services LLC	100 Church Street	243	172,577	0.6%	0.5%
Fuji Color Processing Inc.	200 Summit Lake Drive	27	165,880	0.6%	0.5%
King & Spalding	1185 Avenue of the Americas	178	162,243	0.6%	0.9%
News America Incorporated	1185 Avenue of the Americas	119	161,722	0.6%	1.3%
National Hockey League	1185 Avenue of the Americas	143	148,217	0.5%	1.1%
New York Hospitals Center/Mount Sinai	625 Madison Avenue & 673 First Avenue	190	146,917	0.5%	0.6%
Banque National De Paris	919 Third Avenue	67	145,834	0.5%	0.4%
The Segal Company	333 West 34th Street	170	144,307	0.5%	0.7%
Meredith Corporation	125 Park Avenue	12	143,075	0.5%	0.7%
Draft Worldwide	919 Third Avenue	35	141,260	0.5%	0.4%
RSM McGladrey, Inc.	1185 Avenue of the Americas & 100 Summit Lake Drive	91	136,868	0.5%	0.9%

Total Weighted Average(3)			13,576,824	46.6%	45.4%

(1)
This list is not intended to be representative of our tenants as a whole.

(2)
Lease term from December 31, 2010 until the date of the last expiring lease for tenants with multiple leases.

(3)
Weighted average calculation based on total rentable square footage leased by each tenant.

PART I

ITEM 2.    PROPERTIES

Environmental Matters

        We engaged independent environmental consulting firms to perform Phase I environmental site assessments on our portfolio, in order to assess existing environmental conditions. All of the Phase I assessments met the ASTM Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, and interviews with on-site personnel, with the purpose of identifying potential environmental concerns associated with real estate. These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.

ITEM 3.    LEGAL PROCEEDINGS

        As of December 31, 2010, we were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                   AND ISSUER PURCHASES OF EQUITY SECURITIES

        There is no established public trading market for the common units. On February 28, 2011, there were approximately 49 holders of record and 82,139,264 common units outstanding, 80,594,429 of which were held by SL Green. The table below sets forth the quarterly distributions paid by us to holders of common operating partnership units with respect to the periods indicated.

	2010	2009
Quarter Ended	Distributions	Distributions
March 31	$0.100	$0.375
June 30	$0.100	$0.100
September 30	$0.100	$0.100
December 31	$0.100	$0.100

        SL Green expects to pay dividends to its stockholders on a quarterly basis based on the distributions we make to it primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings. If SL Green declares a dividend, such dividend is paid in the subsequent quarter.

        In order to enable SL Green to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). SL Green has adopted a policy of paying regular quarterly dividends on its common stock, and we have adopted a policy of paying regular quarterly distributions on our common units corresponding to dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and our common units since the initial public offering of SL Green. Distributions are declared at the discretion of the board of directors of SL Green and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green's board of directors may consider relevant.

        Each time SL Green issues shares of stock (other than in exchange for OP Units when such OP Units are presented for redemption), it contributes the proceeds of such issuance to us in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued.

ISSUER PURCHASES OF EQUITY SECURITIES

        None.

SALE OF UNREGISTERED AND REGISTERED SECURITIES; USE OF PROCEEDS FROM REGISTERED SECURITIES

        During the years ended December 31, 2010, 2009 and 2008, SL Green issued 278,865, 378,344 and no shares of common stock, respectively, to holders of our units of limited partnership in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the operating partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(2) thereof for transactions not involving a public offering. The units were converted into an equal number of shares of common stock.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
                   AND ISSUER PURCHASES OF EQUITY SECURITIES

        The following table summarizes information, as of December 31, 2010, relating to SL Green's equity compensation plans pursuant to which shares of SL Green common stock or other equity securities may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	$1,353,002	58.85	4,173,255	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	$1,353,002	58.85	4,173,255

(1)
Includes information related to SL Green's 2005 Amended and Restated Stock Option and Incentive Plan and Amended 1997 Stock Option and Incentive Plan, as amended.

(2)
Balance is after reserving for shares to be issued under SL Green's 2005 Long-Term Outperformance Compensation Program, 2010 Notional Units Long-Term Compensation Plan and Deferred Stock Compensation Plan for Directors.

PART II

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data and should be read in conjunction with our Financial Statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

        In connection with this Annual Report on Form 10-K, we are restating our historical audited consolidated financial statements as a result of classifying certain properties as held for sale. As a result, we have reported revenue and expenses from these properties as discontinued operations for each period presented in our Annual Report on Form 10-K. These reclassifications had no effect on our reported net income or funds from operations.

        We are also providing updated summary selected financial information, which is included below reflecting the prior period reclassification as discontinued operations of the property sold during 2010.

	Year Ended December 31,
Operating Data	2010	2009	2008	2007	2006
(In thousands, except per unit data)
Total revenue	$1,101,246	$995,847	$1,065,015	$961,375	$438,345

Operating expenses	229,305	214,049	224,434	204,368	99,107
Real estate taxes	148,828	139,523	124,479	119,307	61,402
Ground rent	31,191	31,826	31,494	32,389	20,150
Interest expense, net of interest income	233,647	236,300	291,536	256,941	89,394
Amortization of deferred finance costs	9,928	7,947	6,433	15,893	4,424
Depreciation and amortization	228,893	224,147	214,201	172,082	60,522
Loan loss and other investment reserves, net of recoveries	20,501	150,510	115,882	—	—
Transaction related costs	11,875	—	—	—	—
Marketing, general and administration	75,946	73,992	104,583	93,045	57,850

Total expenses	990,114	1,078,294	1,113,042	894,025	392,849

Equity in net income from unconsolidated joint ventures	39,607	62,878	59,961	46,765	40,780
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	128,922	6,691	103,056	31,509	3,451
Gain (loss) on investment in marketable securities	490	(396)	(147,489)	—	—
Gain(loss) on early extinguishment of debt	(1,900)	86,006	77,465	—	—

Income from continuing operations	278,251	72,732	44,966	145,624	89,727
Discontinued operations	40,905	(1,067)	359,082	537,073	147,631

Net income	319,156	71,665	404,048	682,697	237,358
Net income attributable to noncontrolling interests in other partnerships	(14,007)	(12,900)	(8,677)	(10,383)	(5,210)

Net income attributable to SLGOP	305,149	58,765	395,371	672,314	232,148
Preferred dividends	(29,749)	(19,875)	(19,875)	(19,875)	(19,875)

Net income attributable to SLGOP common unitholders	$275,400	$38,890	$375,496	$652,439	$212,273

Net income per common unit—Basic	$3.47	$0.54	$6.22	$10.66	$4.50

Net income per common unit—Diluted	$3.45	$0.54	$6.20	$10.54	$4.38

Cash dividends declared per common unit	$0.40	$0.6750	$2.7375	$2.89	$2.50

Basic weighted average common units outstanding	79,422	71,965	60,336	61,188	47,104

Diluted weighted average common units and common unit equivalents outstanding	79,761	72,044	60,598	61,885	48,495

PART II

ITEM 6.    SELECTED FINANCIAL DATA

	As of December 31,
Balance Sheet Data	2010	2009	2008	2007	2006
	(In thousands)
Commercial real estate, before accumulated depreciation	$8,890,064	$8,257,100	$8,201,789	$8,622,496	$3,055,159
Total assets	11,300,294	10,487,577	10,984,353	11,430,078	4,632,227
Mortgages and other loans payable, revolving credit facility, term loans, unsecured notes and trust preferred securities	5,251,013	4,892,688	5,581,559	5,658,149	1,815,379
Total capital	5,481,882	4,997,747	4,569,290	4,606,215	2,522,776

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. SL Green is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. Unless the context requires otherwise, all references to "we," "our" and "us" in this section mean SLGOP and all entities owned or controlled by SLGOP.

        Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of SLGOP.

        The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.

        After nearly three years of severe constraints on lending activity, resulting in a stall in sales transactions and reduced asset values, the commercial real estate market began to reawaken in 2010. This occurred primarily in the nation's gateway cities, led by New York City, where SL Green is located and focused, and also Washington, D.C.

        Credit spreads continued to be wider than they were during the previous period and cautious lenders were unwilling to fund high loan-to-value ratios. However, loan originations funded by commercial mortgage-backed securities began a modest improvement and foreign-based institutional lenders looking for U.S.-based investment opportunities either entered our market for the first time or increased their existing activity.

        As a result, New York City real estate sales activity in 2010 increased by approximately $10.1 billion when compared to 2009, as total volume reached approximately $13.6 billion.

        As New York City's largest owner of office properties, and as one of its most active buyers and sellers during the past several years, SL Green is made aware of a large portion of appropriate equity investment possibilities, including those that are not being marketed broadly. We also have strong long-term relationships with several large lenders, and in 2010 we found that some of the newer lenders in the market were attracted to our investment platform. These factors, along with our available capital, which had been held undeployed during the downturn, enabled us to move quickly to take advantage of several investment opportunities. In all, we made nine full or joint venture equity investments during the year, totaling $1.4 billion.

        In 2009, when the market was still in distress, we recognized that the market's distress was creating attractive new strategic investment opportunities for those with the capital available to take new debt positions. Such opportunities sometimes involved investing in debt at attractive discounts—which offered the potential to control and benefit from restructuring efforts and potentially even acquire equity ownership in the collateral under attractive terms. We made new debt and preferred equity investments totaling $254.3 million in 2009. Our debt and preferred equity portfolio included a position in the debt backed by 100 Church Street in Manhattan, New York City, which we subsequently converted to full operational control and then full ownership in 2010.

        Our debt and preferred equity investment activity accelerated in 2010, with the year's investments totaling $520.7 million. We continued to take advantage of our strong capital availability to acquire additional debt positions that were underwritten to provide attractive returns when performing, and which have enabled, and will continue to enable, us to take advantage of possible opportunities created by owners' needs to refinance or recapitalize. The most visible of these investments were the senior and mezzanine debt positions backed by a new

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

office property at 510 Madison Avenue, which were repaid in 2010, resulting in additional income being recognized upon the repayment of approximately $64.8 million in less than a year.

        Following a two-year period in which the New York City real estate market saw an increase in the direct vacancy rate, as well as an increase in the amount of sublease space on the market, conditions stabilized in certain submarkets in late 2009 and began to improve during 2010. SL Green's occupancy rate has historically outperformed the rest of the Manhattan office market, and it did so in 2010 as well.

        Leasing activity for Manhattan totaled approximately 26.3 million square feet compared to approximately 16.3 million square feet in 2009. Of the total 2010 leasing activity in Manhattan, the midtown submarket accounted for approximately 18.9 million square feet, or 71.7%. Midtown's overall vacancy decreased from 12.0% at December 31, 2009 to 10.6% at December 31, 2010.

        When the market absorbs sublease space and overall occupancy increases, rents tend to stabilize and eventually begin to rise, as long as substantial new office space isn't added to the market. During 2010, minimal new office space was added to the midtown office inventory. In a supply-constrained market, only 25.6 million square feet of new midtown office space became available in 2010 and only another 2.0 million square feet is currently under construction. Therefore, overall the midtown office market is believed to have reached its inflection point in 2010. Asking rents for direct space in midtown increased from $64.24 at year-end 2009 to $64.40 at year-end 2010, an increase of 0.25%.

        That trend was evident in SL Green's portfolio. For select properties, we were able to begin increasing asking rents. In addition, we began to see a reduction in the need to provide long free-rent periods and large tenant improvement allowances. We expect this positive momentum to continue in 2011.

        We saw fluctuations in short-term interest rates, although they still remain low compared to historical levels. The 30-day LIBOR rate ended 2010 at 0.30%, a 7 basis point increase from the end of 2009. Ten-year US Treasuries ended 2010 at 3.30%, a 53 basis point decrease from the end of 2009.

        Our significant activities for 2010 included:

  •
  Acquired 125 Park Avenue for an aggregate purchase price of $330.0 million, including the assumption of $146.25 million of mortgage debt. We also completed the foreclosure of the senior mezzanine loan at 100 Church Street. Through a joint venture, we acquired 600 Lexington Avenue for $193.0 million, including the assumption of $49.85 million of mortgage debt. We also closed on the remaining 45% joint venture interests in the leased fee at 885 Third Avenue and 2 Herald Square and the entire leased fee interest at 292 Madison Avenue for an aggregate investment of $349.7 million, including the assumption of $265.6 million of mortgage debt.

  •
  Sold 19 West 44th Street for a gross contract price of approximately $123.2 million. We recognized a gain of approximately $35.5 million on the sale of this property, which encompassed 0.3 million square feet. We also sold our partnership interest in 1221 Avenue of the Americas for total consideration of $577.4 million. We recognized a gain of approximately $126.8 million on the sale of our interest.

  •
  Originated or acquired approximately $520.7 million in debt and preferred equity investments (net of discounts), inclusive of accretion of discount and pay-in-kind interest. We also recorded approximately $342.5 million in sales, repayments, participations, foreclosures and loan loss reserves against the debt and preferred equity portfolio in 2010. Included in this was approximately $20.9 million of loan loss reserves.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  •
  SL Green sold 5,400,000 shares of its Series C preferred stock. The net proceeds from this offering (approximately $122.0 million) were used to repurchase unsecured debt and for general corporate purposes. SL Green contributed the net offering proceeds of approximately $122.0 million to us in exchange for an equivalent number of operating partnership units of a corresponding class.

  •
  We, SL Green and ROP, as co-obligors, issued $250.0 million principal amount of 7.75% senior unsecured notes, due 2020, at par. The net proceeds from the offering (approximately $246.9 million) were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes.

  •
  Issued $345.0 million aggregate principal amount of 3.00% exchangeable senior notes due October 2017, at par. The net proceeds from the offering (approximately $336.5 million) were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes.

  •
  Closed on 12 mortgages and loans payable totaling approximately $1.3 billion.

  •
  Signed 349 office leases totaling 3.9 million square feet during 2010.

        As of December 31, 2010, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	22	15,141,945	91.8%
	Unconsolidated properties	8	7,182,515	95.3%
Suburban	Consolidated properties	25	3,863,000	81.9%
	Unconsolidated properties	6	2,941,700	94.3%

		61	29,129,160	91.6%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        We also own investments in 11 retail properties encompassing approximately 405,362 square feet, four development properties encompassing approximately 465,441 square feet and three land interests. In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

Critical Accounting Policies

        Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Investment in Commercial Real Estate Properties

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During 2010, we recorded a $2.8 million impairment charge on one of our equity investments which is included in loan loss and other investment reserves. We do not believe that the value of any of our consolidated properties was impaired at December 31, 2010 and 2009, respectively.

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

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic percentage. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $200.0 million which we guarantee at one joint venture.

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

        Interest income on debt and preferred equity investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded approximately $19.8 million, $38.4 million and $45.8 million in loan loss reserves and charge offs during the years ended December 31, 2010, 2009 and 2008, respectively, on investments being held to maturity, and $1.0 million, $69.1 million and none against our held for sale investment during the years ended December 31, 2010, 2009 and 2008, respectively. We also recorded approximately $3.7 million in recoveries during the year ended December 31, 2010 in connection with the sale of an investment.

        Debt and preferred equity investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the loan will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified loans, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the loan.

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

        To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option-pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

Results of Operations

Comparison of the year ended December 31, 2010 to the year ended December 31, 2009

        The following comparison for the year ended December 31, 2010, or 2010, to the year ended December 31, 2009, or 2009, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all operating properties owned by us at January 1, 2009 and at December 31, 2010 and total 44 of our

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

47 consolidated properties, representing approximately 79% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired subsequent to January 2009 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other," which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2010	2009	$ Change	% Change
Rental revenue	$796.7	$761.4	$35.3	4.6%
Escalation and reimbursement revenue	120.5	121.4	(0.9)	(0.7)

Total	$917.2	$882.8	$34.4	3.9%

Same-Store Properties	$871.5	$868.4	$3.1	0.4%
Acquisitions	43.7	8.5	35.2	414.1
Other	2.0	5.9	(3.9)	(66.1)

Total	$917.2	$882.8	$34.4	3.9%

        Our consolidated rental revenue increased primarily from the Acquisitions, which included 100 Church Street (January 2010) and 125 Park Avenue (August 2010). Occupancy in the Same-Store Properties was 91.5% at December 31, 2010 and 93.5% at December 31, 2009.

        During the year ended December 31, 2010, we commenced 232 leases in the Manhattan portfolio totaling 2.4 million square feet, of which 194 leases and 2.3 million square feet represented office leases. Average starting Manhattan office rents of $43.17 per rentable square foot on 1.8 million square feet of office leases commenced during the year ended December 31, 2010 represented a 2.8% decrease over the previously fully escalated rents. The average lease term was 10.6 years and average tenant concessions were 4.8 months of free rent with a tenant improvement allowance of $35.04 per rentable square foot.

        During the year ended December 31, 2010, we commenced 117 leases in the Suburban portfolio totaling 899,000 square feet, of which 99 leases and 857,000 square feet represented office leases. Average starting Suburban office rents of $29.30 per rentable square foot on 695,000 square feet of office leases commenced during for the year ended December 31, 2010 represented a 9.8% decrease over the previously fully escalated rents. The average lease term was 6.8 years and average tenant concessions were 3.7 months of free rent with a tenant improvement allowance of $14.98 per rentable square foot.

        At December 31, 2010, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 5.0% and 5.1% higher, respectively, than then existing in-place fully escalated rents. Approximately 8.3% of the space leased at our consolidated properties expires during 2011.

        The decrease in escalation and reimbursement revenue was due to lower recoveries at the Same-Store Properties ($4.1 million) which was partially offset by an increase in recoveries from the Acquisitions ($3.5 million). The decrease in recoveries at the Same-Store Properties was primarily due to lower electric

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

reimbursements ($4.0 million) and operating expense and real estate tax escalations ($0.8 million) which were partially offset by other reimbursed expenses ($0.7 million).

Investment and Other Income (in millions)	2010	2009	$ Change	% Change
Equity in net income from unconsolidated joint ventures	$39.6	$62.9	$(23.3)	(37.0)%
Preferred equity and investment income	147.9	65.6	82.3	125.5
Other income	36.2	47.4	(11.2)	(23.6)

Total	$223.7	$175.9	$47.8	27.2%

        The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1221 Avenue of the Americas due to the sale of our 45% beneficial interest in this joint venture in May 2010 ($21.2 million), 521 Fifth Avenue ($1.2 million), 600 Lexington Avenue due to the expensing of transaction related costs ($3.6 million) and 1515 Broadway ($5.2 million). This was partially offset by higher net income contributions primarily from our investments in 100 Park Avenue ($3.8 million, 141 Fifth Avenue ($1.2 million), 29 West 34th Street ($1.0 million) and Gramercy ($3.5 million).

        Occupancy at our joint venture properties was 95.0% at December 31, 2010 and 95.1% at December 31, 2009. At December 31, 2010, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 16.3% and 9.3% higher, respectively, than then existing in-place fully escalated rents. Approximately 3.7% of the space leased at our joint venture properties expires during 2011.

        Preferred equity and investment income increased primarily due to additional income generated upon the repayment of loans as well as new investment activity. In addition, in September 2010, 510 Madison Avenue was sold by the owner. The first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. We recognized additional income upon the repayment of the loans of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income. In addition, the weighted average investment balance outstanding and weighted average yield were $862.0 million and 8.5%, respectively, for 2010 compared to $652.9 million and 8.4%, respectively, for 2009.

        The decrease in other income was primarily due to lower fee income earned ($11.2 million).

Property Operating Expenses (in millions)	2010	2009	$ Change	% Change
Operating expenses	$229.3	$214.0	$15.3	7.2%
Real estate taxes	148.8	139.5	9.3	6.7
Ground rent	31.2	31.8	(0.6)	(1.9)

Total	$409.3	$385.3	$24.0	6.2%

Same-Store Properties	$372.6	$366.8	$5.8	1.6%
Acquisitions	24.6	4.2	20.4	485.7
Other	12.1	14.3	(2.2)	(15.4)

Total	$409.3	$385.3	$24.0	6.2%

        Same-Store Properties operating expenses, excluding real estate taxes, increased approximately $1.5 million. There were increases in payroll costs ($3.1 million) and repairs and maintenance ($1.5 million). This was partially offset by decreases in utilities ($2.3 million) and ground rent ($0.7 million).

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The increase in real estate taxes attributable to the Same-Store Properties ($4.3 million) due to higher assessed property values and increased tax rates.

Other Expenses (in millions)	2010	2009	$ Change	% Change
Interest expense, net of interest income	$243.6	$244.2	$(0.6)	(0.3)%
Depreciation and amortization expense	228.9	224.1	4.8	2.1
Loan loss and other investment reserves, net of recoveries	20.5	150.5	(130.0)	(86.4)
Transaction related costs	11.9	—	11.9	100.0
Marketing, general and administrative expense	75.9	74.0	1.9	2.6

Total	$580.8	$692.8	$(112.0)	(16.2)%

        The decrease in interest expense was primarily attributable to the early repurchase of our exchangeable and non-exchangeable notes and the reduction of the outstanding balance on our 2007 unsecured revolving credit facility which was partially offset by the issuance of new exchangeable and non-exchangeable notes. The weighted average debt balance decreased from $5.1 billion as of December 31, 2009 to $4.8 billion as of December 31, 2010, while the weighted average interest rate increased from 4.3% for the year ended December 31, 2009 to 4.76% for the year ended December 31, 2010.

        We expensed approximately $11.9 million of transaction related costs during the year ended December 31, 2010. Transaction related costs included approximately $1.8 million for non-recoverable costs incurred in connection with the pursuit of a redevelopment project.

        Marketing, general and administrative expense represented 6.9% of total revenues in 2010 compared to 7.4% in 2009.

Comparison of the year ended December 31, 2009 to the year ended December 31, 2008

        The following comparison for the year ended December 31, 2009, or 2009, to the year ended December 31, 2008, or 2008, makes reference to the following: (i) the effect of the "Same-Store Properties," which represents all operating properties owned by us at January 1, 2008 and at December 31, 2009 and total 45 of our 46 consolidated properties, representing approximately 74% of our share of annualized rental revenue, (ii) the effect of the "Acquisitions," which represents all properties or interests in properties acquired subsequent to January 2008 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) "Other," which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge. Assets classified as held for sale are excluded from the following discussion.

Rental Revenues (in millions)	2009	2008	$ Change	% Change
Rental revenue	$761.4	$762.2	$(0.8)	(0.1)%
Escalation and reimbursement revenue	121.4	120.4	1.0	0.8

Total	$882.8	$882.6	$0.2	—%

Same-Store Properties	$869.8	$851.4	$18.4	2.2%
Acquisitions	7.0	25.7	(18.7)	(72.8)
Other	6.0	5.5	0.5	9.1

Total	$882.8	$882.6	$0.2	—%

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Occupancy in the Same-Store Properties was 93.2% at December 31, 2009 and 95.3% at December 31, 2008. The decrease in the Acquisitions is primarily due to certain properties being deconsolidated in 2008, and therefore, not included in the 2009 consolidated results.

        At December 31, 2009, we estimated that the current market rents on our consolidated Manhattan properties and consolidated Suburban properties were approximately 4.9% and 4.5% higher, respectively, than the existing in-place fully escalated rents. Approximately 9.0% of the space leased at our consolidated properties was scheduled to expire during 2009.

        The increase in escalation and reimbursement revenue was due to the recoveries at the Same-Store Properties ($1.3 million) and the Acquisitions and Other ($0.2 million). The increase in recoveries at the Same-Store Properties was primarily due to increases in real estate tax escalations ($10.1 million). This was partially offset by reductions in operating expense escalations ($7.0 million) and electric reimbursements ($1.8 million).

        During the year ended December 31, 2009, we signed or commenced 140 leases in the Manhattan portfolio totaling 1,366,625 square feet, of which 113 leases and 1,301,358 square feet represented office leases. Average starting Manhattan office rents of $44.85 per rentable square foot on the 1,301,358 square feet of leases signed or commenced during the year ended December 31, 2009 represented a 14.8% increase over the previously fully escalated rents. The average lease term was 8.5 years and average tenant concessions were 3.6 months of free rent with a tenant improvement allowance of $33.36 per rentable square foot.

Investment and Other Income (in millions)	2009	2008	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$62.9	$60.0	$2.9	4.8%
Preferred equity and investment income	65.6	110.9	(45.3)	(40.9)
Other income	47.4	71.5	(24.1)	(33.7)

Total	$175.9	$242.4	$(66.5)	(27.4)%

        The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions from 1515 Broadway ($8.5 million), 16 Court Street ($1.3 million), 521 Fifth Avenue ($1.6 million), 100 Park Avenue ($1.4 million), 1 Madison Avenue ($0.8 million), Mack-Green ($2.8 million), 1221 Avenue of the Americas ($4.3 million) and 1604 Broadway ($1.3 million). This was partially offset by lower net income contributions primarily from our investments in Gramercy ($13.6 million), 388 Greenwich Street ($3.1 million), 1250 Broadway ($2.6 million) and 717 Fifth Avenue ($1.7 million). Occupancy at our joint venture properties was 95.1% at December 31, 2009 and 95.0% at December 31, 2008. At December 31, 2009, we estimated that current market rents at our Manhattan and Suburban joint venture properties were approximately 10.4% and 0.3% higher, respectively, than then existing in-place fully escalated rents. Approximately 6.5% of the space leased at our joint venture properties was scheduled to expire during 2010.

        Investment and preferred equity income decreased during 2009 when compared to the prior year. The weighted average investment balance outstanding and weighted average yields were $652.9 million and 8.4%, respectively, for 2009 compared to $816.9 million and 10.5%, respectively, for 2008. The decrease was primarily due to the sale of debt and preferred equity investments as well as certain loans being placed on non-accrual status in 2009.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The decrease in other income was primarily due to reduced fee income earned by GKK Manager, a former affiliate of ours and the former external manager of Gramercy ($5.1 million). In addition, in 2008, we earned an incentive distribution upon the sale of 1250 Broadway ($25.0 million) as well as an advisory fee paid to us in connection with Gramercy closing its acquisition of AFR (approximately $6.6 million). This was partially offset by the recognition in 2009 of an incentive fee ($4.8 million) upon the final resolution of our original Bellemead investment and other fee income ($11.0 million).

Property Operating Expenses (in millions)	2009	2008	$ Change	% Change
Operating expenses	$214.0	$224.4	$(10.4)	(4.6)%
Real estate taxes	139.5	124.5	15.0	12.1
Ground rent	31.8	31.5	0.3	1.0

Total	$385.3	$380.4	$4.9	1.3%

Same-Store Properties	$367.3	$361.9	$5.4	1.5%
Acquisitions	3.6	2.9	0.7	24.1
Other	14.4	15.6	(1.2)	(7.7)

Total	$385.3	$380.4	$4.9	1.3%

        Same-Store Properties operating expenses decreased approximately $9.2 million. There were decreases in repairs and maintenance ($2.9 million), insurance costs ($0.8 million), utilities ($6.6 million) and various other costs ($0.7 million). This was partially offset by an increase in payroll costs ($1.0 million) and ground rent ($0.8 million).

        The increase in real estate taxes was primarily attributable to the Same-Store Properties ($14.8 million) due to higher assessed property values and increased rates.

Other Expenses (in millions)	2009	2008	$ Change	% Change
Interest expense, net of interest income	$244.2	$298.0	$(53.8)	(18.1)%
Depreciation and amortization expense	224.1	214.2	9.9	4.6
Loan loss reserves	150.5	115.9	34.6	29.9
Marketing, general and administrative expense	74.0	104.6	(30.6)	(29.3)

Total	$692.8	$732.7	$(39.9)	(5.5)%

        The decrease in interest expense was primarily attributable to lower LIBOR rates in 2009 compared to 2008 as well as the early repurchase of certain of our outstanding senior unsecured notes. The weighted average interest rate decreased from 5.24% for the year ended December 31, 2008 to 4.30% for the year ended December 31, 2010. As a result of the note repurchases and repayments, the weighted average debt balance decreased from $5.7 billion during the year ended December 31, 2008 compared to $5.1 billion during the year ended December 31, 2010.

        In 2009, we repurchased approximately $564.6 million of our exchangeable and non-exchangeable bonds and a portion of our 2007 unsecured revolving credit facility, realizing gains on early extinguishment of debt of approximately $86.0 million.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The increase in loan loss reserves was primarily due to the realized loss on the sale of a debt investment (approximately $38.4 million) in 2009 as well as additional reserves recorded on loans being held to maturity as well as held for sale.

        Marketing, general and administrative expenses represented 7.4% of total revenues in 2009 compared to 9.8% in 2008. The decrease is primarily due to reduced stock-based compensation costs in 2009.

Liquidity and Capital Resources

        Although positive signs have started to materialize, we continue to experience the effects of a global economic downturn and difficult credit environment. As a result, many financial industry participants, including commercial real estate owners, operators, investors and lenders continue to find it difficult to obtain cost-effective debt capital to finance new investment activity or to refinance maturing debt. When debt is available, it is generally at a cost higher than may have been available in the past.

        We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs and for debt and preferred equity investments will include:

  (1)
  Cash flow from operations;

  (2)
  Cash on hand;

  (3)
  Borrowings under our 2007 unsecured revolving credit facility;

  (4)
  Other forms of secured or unsecured financing by us or SL Green;

  (5)
  Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments; and

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

        Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of December 31, 2010 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Property Mortgages	$246,615	$143,646	$656,863	$208,025	$260,433	$1,884,886	$3,400,468
Corporate obligations	84,823	773,171	—	98,578	657	893,316	1,850,545
Joint venture debt-our share	207,738	61,491	41,415	339,184	96,786	857,305	1,603,919

Total	$539,176	$978,308	$698,278	$645,787	$357,876	$3,635,507	$6,854,932

        As of December 31, 2010, we had approximately $366.9 million of cash on hand, inclusive of approximately $34.1 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash Flows

        The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 8. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.

        Cash and cash equivalents were $332.8 million and $343.7 million at December 31, 2010 and 2009, respectively, representing a decrease of $10.9 million. The decrease was a result of the following increases and decreases in cash flows (in thousands):

	Year ended December 31,
	2010	2009	Increase (Decrease)
Net cash provided by operating activities	$321,058	$275,211	$45,847
Net cash (used in) provided by investing activities	$18,815	$(345,379)	$364,194
Net cash used in financing activities	$(350,758)	$(313,006)	$(37,752)

        Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At December 31, 2010, our portfolio was 91.6% occupied. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

        Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investment criteria. During the year ended December 31, 2010, when compared to the year ended December 31, 2009, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(254,555)
Capital expenditures and capitalized interest	(17,174)
Escrow cash-capital improvements/acquisition deposits	(34,897)
Joint venture investments	19,872
Distributions from joint ventures	14,074
Proceeds from sales of real estate/partial interest in property	595,175
Debt and preferred equity and other investments	41,699

Increase in net cash provided by investing activities	$364,194

        We generally fund our investment activity through property-level financing, our 2007 unsecured revolving credit facility, senior unsecured notes, construction loans, and from time to time, we issue common or preferred stock. During the year ended December 31, 2010, when compared to the year ended December 31, 2009, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$616,520
Repayments under our debt obligations	(380,453)
Proceeds from issuance of common stock	(387,138)
Proceeds from issuance of preferred stock	122,041
Redemption of noncontrolling interests	(13,012)
Noncontrolling interests, contributions in excess of distributions	10,575
Other financing activities	(25,622)
Dividends and distributions paid	19,337

Increase in cash used in financing activities	$(37,752)

Capitalization

        As of December 31, 2010, we had 78,306,702 general and limited partner common units, 1,249,274 limited partner common units, 11,700,000 units of our 7.625% Series C cumulative redeemable preferred units, or Series C preferred units, and 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units, or Series D preferred units, outstanding. Whenever SL Green issues common or preferred stock, the net proceeds received are contributed to us in exchange for an equivalent number of operating partnership units of a corresponding class.

        In January 2010, SL Green sold 5,400,000 shares of its Series C preferred stock in an underwritten public offering. Following this offering, SL Green had 11,700,000 shares of the Series C preferred stock outstanding. The shares of Series C preferred stock have a liquidation preference of $25.00 per share and are redeemable at par, plus accrued and unpaid dividends, at any time at SL Green's option. The shares were priced at $23.53 per share including accrued dividends equating to a yield of 8.101%. SL Green contributed the net offering proceeds of approximately $122.0 million to us in exchange for an equivalent number of operating partnership units of a corresponding class. We used the net offering proceeds for general corporate and/or working capital purposes, including purchases of the indebtedness of our subsidiaries and investment opportunities.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        In May 2009, SL Green sold 19,550,000 shares of its common stock. The net proceeds from this offering (approximately $387.1 million), which were contributed to us in exchange for an equivalent number of common units, were primarily used to repurchase unsecured debt and for other corporate purposes.

Compensation Plans

        All employees of SL Green are compensated through a subsidiary of SLGOP. SL Green's employee and director compensation plans are described below. Under each plan, whenever SL Green issues common or preferred stock, we issue an equivalent number of operating partnership units of a corresponding class to SL Green.

Dividend Reinvestment and Stock Purchase Plan

        SL Green filed a registration statement with the SEC registering 2,000,000 shares of its common stock under its dividend reinvestment and stock purchase plan, or DRIP. The DRIP commenced on September 24, 2001.

        During the years ended December 31, 2010 and 2009, approximately 250,900 and 180 shares of SL Green's common stock were issued and approximately $11.3 million and $5,000 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $11.3 million in proceeds received during the year ended December 31, 2010 were contributed to us by SL Green in exchange for an equivalent number of common units. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

        Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan. At December 31, 2010, approximately 5.0 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 6.3 million shares of SL Green's common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2003 Long-Term Outperformance Compensation Program

        SL Green's board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program provided for restricted stock awards to be made to plan participants if the holders of its common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003. In April 2007, SL Green's compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan. In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment. The fair value of the awards under this program on the date of grant was determined to be $3.2 million. This fair value is expensed over the term of the restricted stock award. Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year). We recorded

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

compensation expense of $23,000, $0.1 million and $0.2 million related to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

2005 Long-Term Outperformance Compensation Program

        In December 2005, the compensation committee of SL Green's board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green's total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days. The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of SL Green's outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. On June 14, 2006, SL Green's compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned. Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period. The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475. Under the terms of the 2005 Ouperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned scheduled to vest on each of November 30, 2008 and the first two anniversaries thereafter based on continued employment. The earned LTIP Units received regular quarterly distributions on a per unit basis equal to the dividends per share paid on SL Green's common stock, whether or not they were vested.

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period. We recorded approximately $1.6 million, $2.3 million and $3.9 million of compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

        On August 14, 2006, the compensation committee of SL Green's board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green's total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days. The total number of LTIP Units that could be earned was to be a number having an assumed value of 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $60.0 million. The 2006 Outperformance Plan provided that if the LTIP Units were earned, each participant would also have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period. Those distributions would have been paid in the form of additional LTIP Units. Thereafter, distributions would have been paid currently with respect to all earned LTIP Units, whether vested or unvested. Any LTIP Units earned under the 2006 Outperformance Plan were to remain subject to time-based vesting, with one-third of the awards vesting on each of July 31, 2009 and the first two anniversaries thereafter based on continued employment.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period. We recorded approximately $0.2 million, $0.4 million and $12.2 million of compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan. During the fourth quarter of 2008, SL Green and certain of its employees, including its executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan. The charge of approximately $9.2 million is included in the compensation expense above. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of SL Green's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in SLGOP based on SL Green's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year. The amount of awards earned will range from approximately $15 million if SL Green's aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green's aggregate stock price appreciation during the performance period is 50% or greater. No awards will be earned if SL Green's aggregate stock price appreciation is less than 25%. After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date. We will not pay distributions on any LTIP Units until they are earned, at which time we will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

        Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned. However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan. At SL Green's annual meeting of stockholders on June 15, 2010, SL Green's stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $29.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $4.0 million and $0.6 million during the years ended December 31, 2010 and 2009, respectively, related to this program.

Deferred Stock Compensation Plan for Directors

        Under SL Green's Independent Director's Deferral Program, which commenced July 2004, SL Green's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

phantom stock units. The phantom stock units are convertible into an equal number of shares of SL Green's common stock upon such directors' termination of service from SL Green's board of directors or a change in control by SL Green, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the applicable dividend record date for the respective quarter. Each participating non-employee director's account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

        During the year ended December 31, 2010, approximately 10,255 phantom stock units were earned. As of December 31, 2010, there were approximately 58,666 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, SL Green's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable eligible employees to purchase SL Green's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2009 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. SL Green filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2009. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green's stockholders at its 2008 annual meeting of stockholders. As of December 31, 2010, approximately 47,900 shares of SL Green's common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

Market Capitalization

        At December 31, 2010, borrowings under our mortgages and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.6 billion) represented 54.4% of SL Green's combined market capitalization of approximately $12.6 billion (based on a common stock price of $67.51 per share, the closing price of SL Green's common stock on the New York Stock Exchange on December 31, 2010). Market capitalization includes our consolidated debt, SL Green common and preferred stock and the conversion of all our units of limited partnership interest into SL Green common stock, and our share of joint venture debt.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Indebtedness

        The table below summarizes our consolidated mortgages and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes and trust preferred securities outstanding at December 31, 2010 and 2009, respectively (dollars in thousands):

Debt Summary:	December 31, 2010	December 31, 2009
Balance
Fixed rate	$4,136,362	$3,256,081
Variable rate—hedged	—	60,000

Total fixed rate	4,136,362	3,316,081

Variable rate	674,318	1,110,391
Variable rate—supporting variable rate assets	440,333	466,216

Total variable rate	1,114,651	1,576,607

Total	$5,251,013	$4,892,688

Percent of Total Debt:
Total fixed rate	78.8%	67.8%
Variable rate	21.2%	32.2%

Total	100.0%	100.0%

Effective Interest Rate for the Year:
Fixed rate	5.95%	5.60%
Variable rate	1.79%	1.45%

Effective interest rate	4.76%	4.30%

        The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.30% and 0.23% at December 31, 2010 and 2009, respectively). Our consolidated debt at December 31, 2010 had a weighted average term to maturity of approximately 4.9 years.

        Certain of our debt and preferred equity investments, with a face amount net of discount, of approximately $440.3 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at December 31, 2010.

Mortgage Financing

        As of December 31, 2010, our total mortgage debt (excluding our share of joint venture debt of approximately $1.6 billion) consisted of approximately $2.9 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.91% and approximately $464.7 million of variable rate debt with an effective weighted average interest rate of approximately 3.28%.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

        We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility. The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio at December 31, 2010, was 90 basis points. This facility matures in June 2011 and has a one-year as-of-right extension option which we expect to exercise. The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears. The 2007 unsecured revolving credit facility had approximately $650.0 million outstanding at December 31, 2010. Availability under the 2007 unsecured revolving credit facility was further reduced at December 31, 2010 by the issuance of approximately $25.1 million in letters of credit. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below) and is guaranteed by certain of SLGOP's subsidiaries and debt and preferred equity investment entities. ROP and certain of its subsidiaries also provide a limited senior guaranty of SLGOP's obligations under the 2007 unsecured revolving credit facility. As of December 31, 2010, the maximum amount of ROP and its subsidiaries' guaranty obligation was approximately $435.7 million.

        In August 2009, we amended our 2007 unsecured revolving credit facility to provide us with the ability to acquire a portion of the loans outstanding under our 2007 unsecured revolving credit facility. Such repurchases reduced our availability under the 2007 unsecured revolving credit facility. In August 2009, one of our subsidiaries repurchased approximately $48.0 million of the total commitment, and we realized gains on early extinguishment of debt of approximately $7.1 million.

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2010 (in thousands):

Issuance	Unpaid Principal Balance	2010 Accreted Balance	2009 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1)(5)	$84,823	$84,823	$123,607	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1)(5)	98,578	98,578	150,000	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)	275,000	274,764	274,727	6.00%	6.200%	10	March 31, 2016
March 16, 2010	250,000	250,000	—	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	657	114,821	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)	126,937	123,171	159,905	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)	345,000	268,552	—	3.00%	7.125%	7	October 15, 2017

	$1,180,995	$1,100,545	$823,060

(1)
Issued by ROP.

(2)
Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, we and SL Green repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)
In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of SL Green common stock and for general corporate purposes. During the year ended December 31, 2010, we and SL Green repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of December 31, 2010, approximately $3.7 million of equity remained unamortized.

(4)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(5)
In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of our outstanding 3.000% Exchangeable Senior Notes due 2027, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by ROP.

(6)
In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of December 31, 2010, approximately $76.4 million of equity remained unamortized.

        In March 2009, $200.0 million aggregate principal amount of the 7.75% unsecured notes issued by ROP were repaid at par upon their maturity.

Junior Subordinate Deferrable Interest Debentures

        In June 2005, we and SL Green issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our unsecured revolving credit facility. The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035. They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are currently redeemable at par.

Restrictive Covenants

        The terms of our 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage, the minimum amount of fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investment limitations. The dividend restriction referred to above provides that, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes, it will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2010 and 2009, we were in compliance with all such covenants.

Market Rate Risk

        We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements. We use interest rate derivative instruments to manage exposure to interest rate changes. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2010 and 2009, would increase our annual interest cost by approximately $11.0 million and $15.2 million and would increase our share of joint venture annual interest cost by approximately $6.7 million and $6.4 million, respectively.

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings.

        Approximately $4.1 billion of our long-term debt bore interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. The interest rate on our variable rate debt and joint venture debt as of December 31, 2010 ranged from LIBOR plus 75 basis points to LIBOR plus 400 basis points.

Contractual Obligations

        Combined aggregate principal maturities of mortgages and other loans payable, our 2007 unsecured revolving credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense (based on weighted average interest rates for the quarter), and our obligations under our capital lease and ground leases, as of December 31, 2010 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Property Mortgages	$246,615	$143,646	$656,863	$208,025	$260,433	$1,884,885	$3,400,467
Revolving Credit Facility	—	650,000	—	—	—	—	650,000
Trust Preferred Securities	—	—	—	—	—	100,000	100,000
Senior Unsecured Notes	84,823	123,171	—	98,578	657	793,316	1,100,545
Capital lease	1,555	1,555	1,555	1,555	1,593	44,056	51,869
Ground leases	28,929	28,179	28,179	28,179	28,179	552,421	694,066
Estimated interest expense	265,242	245,545	221,161	197,128	177,565	355,143	1,461,784
Joint venture debt	207,738	61,491	41,415	339,184	96,786	857,305	1,603,919

Total	$834,902	$1,253,587	$949,173	$872,649	$565,213	$4,587,126	$9,062,650

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Off-Balance Sheet Arrangements

        We have a number of off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements. Additional information about the debt of our unconsolidated joint ventures is included in "Contractual Obligations" above.

Capital Expenditures

        We estimate that for the year ending December 31, 2011, we will incur, approximately $120.5 million of capital expenditures which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $23.4 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect that these financing requirements will be met in a similar fashion. We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period. Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances by us or SL Green.

Distributions

        SL Green expects to pay dividends to its stockholders on a quarterly basis based on the distributions we make to it primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings. If SL Green declares a dividend, such dividend is paid in the subsequent quarter.

        In order to enable SL Green to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). SL Green has adopted a policy of paying regular quarterly dividends on its common stock, and we have adopted a policy of paying regular quarterly distributions on our common units corresponding to dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and our common units since the initial public offering of SL Green. Distributions are declared at the discretion of the board of directors of SL Green and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green's board of directors may consider relevant.

        Based on SL Green's current annual dividend rate of $0.40 per share, it would pay approximately $31.6 million in dividends on an annual basis. Before SL Green pays any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our unsecured revolving credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Related Party Transactions

  Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corp. has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the Service Corporation approximately $2.2 million, $1.8 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We paid Alliance approximately $14.2 million, $14.9 million and $15.1 million for three years ended December 31, 2010, respectively, for these services (excluding services provided directly to tenants).

  Leases

        Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due under the lease is $35,516 per year.

  Brokerage Services

        Cushman & Wakefield Sonnenblick-Goldman, LLC, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2009, we paid approximately $428,000 to Sonnenblick in connection with the purchase of a sub-leasehold interest and the refinancing of 420 Lexington Avenue.

  Management Fees

        S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $390,700 in 2010, $351,700 in 2009 and $353,500 in 2008.

  Gramercy Capital Corp.

        Our related party transactions with Gramercy are discussed in Note 11, "Related Party Transactions" in the accompanying financial statements.

  Insurance

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011. The second portfolio

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2011. Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2011.

        In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of its overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage.

  •
  Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties. Effective December 31, 2010, Belmont increased its terrorism coverage from $400 million to $650 million in a layer in excess of $100.0 million. In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

  •
  NBCR: Since December 31, 2010, Belmont acts as a direct insurer of NBCR coverage up to $600 million on the entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million. Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

  •
  General Liability: For the period commencing October 31, 2010, Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. We have secured excess insurance to protect against catastrophic liability losses above the $150,000 retention. Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss. Belmont has retained a third party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

  •
  Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25 million per occurrence/$30 million aggregate environmental liability policy covering the entire portfolio.

        As long as we own Belmont, we are responsible for its liquidity and capital resources, and the accounts of Belmont are part of our consolidated financial statements. If we experience a loss and Belmont is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont's required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.

        The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2007 unsecured revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from "all-risk" insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

        We have a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of "all-risk" property insurance, including terrorism coverage. We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS. We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly. We monitor all triple net leases to ensure that tenants are providing adequate coverage. Other joint ventures may be covered under policies separate from our policies, at coverage limits which we deem to be adequate. We continually monitor these policies. Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

Inflation

        Substantially all of the office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases may be at least partially offset by the contractual rent increases and expense escalations described above.

Accounting Standards Updates

        The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies- Accounting Standards Updates" in the accompanying consolidated financial statements.

Forward-Looking Information

        This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Brooklyn, Queens, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

        Forward-looking statements are not guarantees of future performance and actual results or developments may differ materially,, and we caution you not to place undue reliance on such statements. Forward-looking statements are generally identifiable by the use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," "project," "continue," or the negative of these words, or other similar words or terms.

PART II

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

  •
  the effect of the credit crisis on general economic, business and financial conditions, and on the New York metropolitan real estate market in particular;

  •
  dependence upon certain geographic markets; risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

  •
  risks relating to debt and preferred equity investments; availability and creditworthiness of prospective tenants and borrowers; bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

  •
  adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space; availability of capital (debt and equity);

  •
  unanticipated increases in financing and other costs, including a rise in interest rates; our ability to comply with financial covenants in our debt instruments;

  •
  SL Green's ability to maintain its status as a REIT; risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

  •
  the continuing threat of terrorist attacks, in particular in the New York Metropolitan area and on our tenants;

  •
  our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and

  •
  legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business, including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.

        Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the Securities and Exchange Commission. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

PART II

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSUE ABOUT MARKET RISK

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.

        The table below presents the principal cash flows based upon maturity dates of SLGOP's debt obligations and debt and preferred equity investments and the related weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2010 (in thousands):

		Long-Term Debt			Debt and Preferred Equity Investments
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2011	$329,860	6.12%	$1,579	2.02%	$272,374	10.85%
2012	154,944	6.12%	761,872	2.43%	115,686	3.06%
2013	335,662	6.13%	321,200	2.90%	39,037	4.47%
2014	306,603	6.20%	—	3.27%	84,804	11.75%
2015	361,090	6.26%	—	3.27%	—	—%
Thereafter	2,648,203	6.49%	30,000	3.27%	451,871	7.13%

Total	$4,136,362	6.49%	$1,114,651	2.27%	$963,772	7.99%

Fair Value	$4,312,600		$1,060,500

(1)
Our debt and preferred equity investments had an estimated fair value ranging between $578.3 million and $867.4 million at December 31, 2010.

        The table below presents the principal cash flows based upon maturity dates of SLGOP's share of its joint venture debt obligations and the related weighted-average interest rates by expected maturity dates as of December 31, 2010 (in thousands):

	Long Term Debt
Date	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate
2011	$405	4.19%	$207,333	3.37%
2012	13,029	4.18%	48,462	2.99%
2013	1,182	4.17%	40,233	3.10%
2014	99,802	4.12%	239,382	3.14%
2015	94,500	3.86%	2,286	2.13%
Thereafter	774,304	3.26%	83,001	2.05%

Total	$983,222	3.96%	$620,697	3.06%

Fair Value	$993,675		$619,147

PART II

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSUE ABOUT MARKET RISK

        The table below lists all of our derivative instruments, which are hedging variable rate debt, including joint ventures, and their related fair value as of December 31, 2010 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	LIBOR	128,000	6.000%	2/2010	2/2011	—
Interest Rate Cap	Mortgage	LIBOR	110,180	6.000%	2/2011	2/2012	2
Interest Rate Cap	Mortgage	LIBOR	139,672	5.000%	1/2010	1/2011	—
Interest Rate Cap	Mortgage	LIBOR	139,672	5.000%	1/2011	1/2012	2
Interest Rate Swap	Mortgage receivable	LIBOR	30,000	2.295%	7/2010	6/2016	(132)
Currency Hedge	Mortgage receivable	GBP-USD	20,748	1.55185	9/2010	12/2012	131

Total Consolidated Hedges							$3

        In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. All such interest rate caps were out of the money at December 31, 2010. We had also hedged certain floating rate debt at a joint venture. These hedges represented an obligation of approximately $36.5 million at December 31, 2010.

PART II

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Schedules

SL GREEN OPERATING PARTNERSHIP, L.P.
Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2010 and 2009	67
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	68
Consolidated Statements of Capital for the years ended December 31, 2010, 2009 and 2008	69
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	70
Notes to Consolidated Financial Statements	71
Schedules
Schedule III Real Estate and Accumulated Depreciation as of December 31, 2010	124
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.
The consolidated financial statements of Rock-Green, Inc. and 1515 Broadway Realty Corp.
Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for Rock-Green, Inc.	126
Consolidated Balance Sheet as of December 31, 2009	127
Consolidated Statements of Income for the period January 1, 2010 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008	128
Consolidated Statements of Changes in Equity for the period January 1, 2010 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008	129
Consolidated Statements of Cash Flows for the period January 1, 2010 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008	130
Notes to the Consolidated Financial Statements	131
Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for 1515 Broadway Realty Corp.	139
Consolidated Balance Sheets as of December 31, 2010 and 2009	140
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	141
Consolidated Statements of Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008	142
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	143
Notes to the Consolidated Financial Statements	144

PART II

Report of Independent Registered Public Accounting Firm

The Partners of SL Green Operating Partnership, L.P.:

        We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, capital and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

New York, New York
March 11, 2011

SL Green Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands)

	December 31, 2010	December 31, 2009
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,750,220	$1,379,052
Building and improvements	5,840,701	5,585,584
Building leasehold and improvements	1,286,935	1,280,256
Property under capital lease	12,208	12,208

	8,890,064	8,257,100
Less: accumulated depreciation	(916,293)	(738,422)

	7,973,771	7,518,678
Assets held for sale	—	992
Cash and cash equivalents	332,830	343,715
Restricted cash	137,673	94,495
Investment in marketable securities	34,052	58,785
Tenant and other receivables, net of allowance of $12,981 and $14,271 in 2010 and 2009, respectively	27,054	22,483
Related party receivables	6,295	8,570
Deferred rents receivable, net of allowance of $30,834 and $24,347 in 2010 and 2009, respectively	201,317	166,981
Debt and preferred equity investments, net of discount of $42,937 and $46,802 and allowance of $61,361 and $93,844 in 2010 and 2009, respectively	963,772	784,620
Investments in unconsolidated joint ventures	631,570	1,058,369
Deferred costs, net	172,517	139,257
Other assets	819,443	290,632

Total assets	$11,300,294	$10,487,577

Liabilities
Mortgages and other loans payable	$3,400,468	$2,595,552
Revolving credit facility	650,000	1,374,076
Senior unsecured notes	1,100,545	823,060
Accrued interest payable and other liabilities	38,149	34,734
Accounts payable and accrued expenses	133,389	125,982
Deferred revenue/gains	307,678	349,669
Capitalized lease obligation	17,044	16,883
Deferred land leases payable	18,267	18,013
Dividend and distributions payable	14,182	12,006
Security deposits	38,690	39,855
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000

Total liabilities	5,818,412	5,489,830
Commitments and contingencies	—	—
Capital
SLGOP partners' capital:
Series C preferred units, 11,700 and 6,300 outstanding at December 31, 2010 and 2009, respectively	274,022	151,981
Series D preferred units, 4,000 outstanding at December 31, 2010 and 2009, respectively	96,321	96,321
SL Green partners' capital (796 and 792 general partner common units and 77,511 and 76,723 limited partner common units outstanding at December 31, 2010 and 2009, respectively)	4,573,565	4,196,891
Limited partner interests in Operating Partnership (1,249, and 1,684 limited partner common units outstanding at December 31, 2010 and 2009, respectively	42,556	60,723
Accumulated other comprehensive loss	(23,042)	(32,860)

Total SLGOP partners' capital	4,963,422	4,473,056
Noncontrolling interests in other partnerships	518,460	524,691

Total capital	5,481,882	4,997,747

Total liabilities and capital	$11,300,294	$10,487,577

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Income

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues
Rental revenue, net	$796,667	$761,446	$762,229
Escalation and reimbursement	120,484	121,426	120,404
Preferred equity and investment income	147,926	65,608	110,919
Other income	36,169	47,367	71,463

Total revenues	1,101,246	995,847	1,065,015

Expenses
Operating expenses (including $14,234 (2010), $14,882 (2009) and $15,104 (2008) to affiliates)	229,305	214,049	224,434
Real estate taxes	148,828	139,523	124,479
Ground rent	31,191	31,826	31,494
Interest expense, net of interest income	233,647	236,300	291,536
Amortization of deferred financing costs	9,928	7,947	6,433
Depreciation and amortization	228,893	224,147	214,201
Loan loss and other investment reserves, net of recoveries	20,501	150,510	115,882
Transaction related costs	11,875	—	—
Marketing, general and administrative	75,946	73,992	104,583

Total expenses	990,114	1,078,294	1,113,042

Income (loss) from continuing operations before equity in net income of unconsolidated joint ventures, gains on sale, noncontrolling interests and discontinued operations	111,132	(82,447)	(48,027)
Equity in net income from unconsolidated joint ventures	39,607	62,878	59,961
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	128,922	6,691	103,056
Gain (loss) on investment in marketable securities	490	(396)	(147,489)
Gain (loss) on early extinguishment of debt	(1,900)	86,006	77,465

Income from continuing operations	278,251	72,732	44,966
Net income from discontinued operations	5,420	5,774	10,509
Gain (loss) on sale of discontinued operations	35,485	(6,841)	348,573

Net income	319,156	71,665	404,048
Net income attributable to noncontrolling interests in other partnerships	(14,007)	(12,900)	(8,677)

Net income attributable to SLGOP	305,149	58,765	395,371
Preferred unit distributions	(29,749)	(19,875)	(19,875)

Net income attributable to SLGOP common unitholders	$275,400	$38,890	$375,496

Amounts attributable to SLGOP common unitholders:
Income (loss) from continuing operations	$105,573	$33,266	$(86,642)
Net income from discontinued operations	5,420	5,774	10,509
Gain (loss) on sale of discontinued operations	35,485	(6,841)	348,573
Gain on sale of unconsolidated joint ventures/ real estate	128,922	6,691	103,056

Net income	$275,400	$38,890	$375,496

Basic earnings per unit:
Net income (loss) from continuing operations before gains on sale and discontinued operations	$1.33	$0.46	$(1.43)
Net income from discontinued operations	0.07	0.09	0.17
Gain (loss) on sale of discontinued operations	0.45	(0.10)	5.77
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	1.62	0.09	1.71

Net income attributable to SLGOP common unitholders	$3.47	$0.54	$6.22

Diluted earnings per unit:
Net income (loss) from continuing operations before gains on sale and discontinued operations	$1.32	$0.46	$(1.42)
Net income from discontinued operations	0.07	0.09	0.17
Gain (loss) on sale of discontinued operations	0.44	(0.10)	5.75
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	1.62	0.09	1.70

Net income attributable to SLGOP common unitholders	$3.45	$0.54	$6.20

Basic weighted average common units outstanding	79,422	71,965	60,336

Diluted weighted average common units and common unit equivalents outstanding	79,761	72,044	60,598

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(Amounts in thousands)

	SL Green Operating Partnership Unitholders
			General Partner		Limited Partners
							Accumulated Other Comprehensive Income (Loss)
	Series C Preferred Units	Series D Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders		Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2007	$151,981	$96,321	58,759	$3,639,153	2,340	$81,416	$4,944	$632,400	$4,606,215
Comprehensive Income:
Net income	12,000	7,875		360,935		14,561		12,505	407,876	$407,876
Net unrealized loss on derivative instruments							(33,564)		(33,564)	(33,564)
SL Green's share of joint venture net unrealized loss on derivative instruments							(28,372)		(28,372)	(28,372)
Preferred distributions	(12,000)	(7,875)							(19,875)
Redemption of units and DRIP proceeds			4	312					312
Deferred compensation plan & stock award, net			133	584					584
Amortization of deferred compensation plan				59,616					59,616
Contributions—proceeds from stock options exercised			196	7,060					7,060
Treasury stock-at cost			(2,048)	(151,986)					(151,986)
Contributions from noncontrolling interests								21,771	21,771
Distributions to noncontrolling interests								(52,031)	(52,031)
Deconsolidation of noncontrolling interests								(83,237)	(83,237)
Cash distribution declared ($2.7375 per common unit, none of which represented a return of capital for federal income tax purposes)				(158,677)		(6,402)			(165,079)

Balance at December 31, 2008	151,981	96,321	57,044	3,756,997	2,340	89,575	(56,992)	531,408	4,569,290	$345,940

Comprehensive Income:
Net income	12,000	7,875		37,669		1,221		12,900	71,665	$71,665
Net unrealized gain on derivative instruments							23,254		23,254	23,254
SL Green's share of joint venture net unrealized loss on derivative instruments							(240)		(240)	(240)
Unrealized gain on investments							1,118		1,118	1,118
Preferred distributions	(12,000)	(7,875)							(19,875)
Redemption of units and DRIP proceeds			653	28,567	(378)	(28,562)			5
Deferred compensation plan & stock award, net			246	583	(278)				583
Amortization of deferred compensation plan				30,040					30,040
Contributions—net proceeds from common stock offering			19,550	387,138					387,138
Contributions—proceeds from stock options exercised			22	619					619
Distributions to noncontrolling interests								(19,617)	(19,617)
Cash distribution declared ($0.675 per common unit, none of which represented a return of capital for federal income tax purposes)				(44,722)		(1,511)			(46,233)

Balance at December 31, 2009	151,981	96,321	77,515	4,196,891	1,684	60,723	(32,860)	524,691	4,997,747	$95,797

Comprehensive Income:
Net income	21,873	7,876		270,826		4,574		14,007	319,156	$319,156
Net unrealized gain on derivative instruments							(3,938)		(3,938)	(3,938)
SL Green's share of joint venture net unrealized loss on derivative instruments							269		269	269
Unrealized gain on investments							13,487		13,487	13,487
Preferred distributions	(21,873)	(7,876)							(29,749)
Issuance of units					45	2,874			2,874
Redemption of units and DRIP proceeds			470	23,344	(285)	(25,104)			(1,760)
Deferred compensation plan & stock award, net			212	20	(195)				20
Amortization of deferred compensation plan				31,741					31,741
Deconsolidation of real estate investments				3,011				(9,532)	(6,521)
Equity component of convertible notes				76,039					76,039
Contributions—net proceeds from preferred stock offering	122,041								122,041
Contributions—proceeds from stock options exercised			110	3,288					3,288
Contributions from noncontrolling interests								2,788	2,788
Distributions to noncontrolling interests								(13,494)	(13,494)
Cash distribution declared ($0.40 per common unit, none of which represented a return of capital for federal income tax purposes)				(31,595)		(511)			(32,106)

Balance at December 31, 2010	$274,022	$96,321	78,307	$4,573,565	1,249	$42,556	$(23,042)	$518,460	$5,481,882	$328,974

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Amounts in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating Activities
Net income	$319,156	$71,665	$404,048
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	240,445	235,200	229,510
(Gain) loss on sale of discontinued operations	(35,485)	6,841	(348,573)
Equity in net income from unconsolidated joint ventures	(39,607)	(62,878)	(59,961)
Distributions of cumulative earnings of unconsolidated joint ventures	27,472	40,677	67,136
Equity in net gain on sale of unconsolidated joint venture interest/ real estate	(128,922)	(6,691)	(103,056)
Loan loss and other investment reserves	20,501	150,510	115,882
(Gain) loss on investment in marketable securities	(490)	396	147,489
(Gain) loss on early extinguishment of debt	1,900	(86,006)	(77,465)
Deferred rents receivable	(47,223)	(26,267)	(38,866)
Other non-cash adjustments	(749)	(2,534)	38,502
Changes in operating assets and liabilities:
Restricted cash—operations	4,513	16,219	(13,283)
Tenant and other receivables	271	11,026	11,553
Related party receivables	2,398	(894)	5,505
Deferred lease costs	(42,035)	(21,202)	(39,709)
Other assets	4,860	(28,863)	(3,594)
Accounts payable, accrued expenses and other liabilities	(3,705)	(14,761)	(49,295)
Deferred revenue and land lease payable	(2,242)	(7,227)	10,188

Net cash provided by operating activities	321,058	275,211	296,011

Investing Activities
Acquisitions of real estate property	(270,614)	(16,059)	(67,751)
Additions to land, buildings and improvements	(108,145)	(90,971)	(132,375)
Escrowed cash—capital improvements/acquisitions deposits	(40,215)	(5,318)	11,376
Investments in unconsolidated joint ventures	(87,844)	(107,716)	(45,776)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	52,920	38,846	458,236
Net proceeds from disposition of real estate/partial interest in property	623,121	27,946	206,782
Other investments	32,607	(47,719)	8,168
Debt and preferred equity and other investments, net of repayments/participations	(183,015)	(144,388)	(42,441)

Net cash provided by (used in) investing activities	18,815	(345,379)	396,219

Financing Activities
Proceeds from mortgages and other loans payable	168,360	192,399	161,577
Repayments of mortgages and other loans payable	(149,832)	(169,688)	(26,233)
Proceeds from revolving credit facility and senior unsecured notes	670,992	30,433	1,663,970
Repayments of revolving credit facility and senior unsecured notes	(1,046,626)	(646,317)	(1,434,112)
Contributions of proceeds from stock options exercised	14,535	619	7,372
Net proceeds from sale of preferred/ common stock	122,041	387,138	—
Distributions for purchases of Treasury units	—	—	(151,986)
Distributions to noncontrolling interests in other partnerships	(13,489)	(19,617)	(54,566)
Contributions from noncontrolling interests in other partnerships	2,788	—	39,883
Redemption of limited partner interests in the Operating Partnership	(13,012)	—	—
Distributions to limited partners in the Operating Partnership	(511)	(2,170)	(6,405)
Distributions paid on common and preferred units	(58,984)	(78,321)	(203,134)
Deferred loan costs and capitalized lease obligation	(47,020)	(7,482)	(7,671)

Net cash used in financing activities	(350,758)	(313,006)	(11,305)

Net (decrease) increase in cash and cash equivalents	(10,885)	(383,174)	680,925
Cash and cash equivalents at beginning of period	343,715	726,889	45,964

Cash and cash equivalents at end of period	$332,830	$343,715	$726,889

Supplemental cash flow disclosures
Interest paid	$276,725	$257,393	$305,022
Income taxes paid	$1,041	$818	$906

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

December 31, 2010

1. Organization and Basis of Presentation

        SL Green Realty Corp., also referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation. All of the management, leasing and construction services with respect to the properties wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by us. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to reduce or avoid the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means SLGOP and all entities owned or controlled by SLGOP.

        Substantially all of SL Green's assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2010, noncontrolling investors held, in the aggregate, a 1.57% limited partnership interest in the Operating Partnership. We refer to this as the noncontrolling interests in the operating partnership. See Note 12.

        Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of the Operating Partnership.

        As of December 31, 2010, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	22	15,141,945	91.8%
	Unconsolidated properties	8	7,182,515	95.3%
Suburban	Consolidated properties	25	3,863,000	81.9%
	Unconsolidated properties	6	2,941,700	94.3%

		61	29,129,160	91.6%

(1)
The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

        We also own investments in 11 retail properties encompassing approximately 405,362 square feet, four development properties encompassing approximately 465,441 square feet and three land interests. In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

1. Organization and Basis of Presentation (Continued)

Partnership Agreement

        In accordance with our partnership agreement, or the operating partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners. As the managing general partner of the Operating Partnership, SL Green is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the operating partnership agreement, each limited partner will have the right to cause the Operating Partnership to redeem units of limited partnership interests for cash, or if the Company so elects, shares of SL Green's common stock on a one-for-one basis.

2. Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt and preferred equity investments. See Notes 5 and 6. All significant intercompany balances and transactions have been eliminated.

        In June 2009, the FASB amended the guidance for determining whether an entity is a variable interest entity, or VIE, and requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Adoption of this guidance on January 1, 2010 did not have a material impact on our consolidated financial statements.

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

        We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIE's, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

Investment in Commercial Real Estate Properties

        Rental properties are stated at cost less accumulated depreciation and amortization. Costs directly related to the redevelopment of rental properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

        A property to be disposed of is reported at the lower of its carrying amount or its estimated fair value, less its cost to sell. Once an asset is held for sale, depreciation expense is no longer recorded and the historic results are reclassified as discontinued operations. See Note 4.

        Properties are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Property under capital lease	remaining lease term
Furniture and fixtures	four to seven years
Tenant improvements	shorter of remaining term of the lease or useful life

        Depreciation expense (including amortization of the capital lease asset) amounted to approximately $209.7 million, $208.2 million and $200.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

        On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. During 2010, we recorded a $2.8 million impairment charge on one of our equity investments which is included in loan loss and other investment reserves. We do not believe that the value of any of our consolidated properties was impaired at December 31, 2010 and 2009, respectively.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.

        Results of operations of properties acquired are included in the Statements of Income from the date of acquisition.

        On January 1, 2009, we adopted FASB guidance that requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The guidance also requires that acquisition- related transaction costs be expensed as incurred, acquired research and development value be capitalized and acquisition-related restructuring costs be capitalized only if they meet certain criteria. Beginning January 1, 2009, we began expensing acquisition-related transaction costs as incurred. These costs are included in transaction related costs on our Consolidated Statements of Income for the years ended December 31, 2010 and 2009. We capitalize all acquisition-related transaction costs associated with asset acquisitions.

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

        We recognized an increase of approximately $22.7 million, $24.2 million and $25.6 million in rental revenue for the years ended December 31, 2010, 2009 and 2008, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $2.7 million, $2.7 million and $6.9 million for the years ended December 31, 2010, 2009 and 2008, respectively.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

        The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2010 (in thousands):

	December 31, 2010	December 31, 2009
Identified intangible assets (included in other assets):
Gross amount	$758,300	$236,594
Accumulated amortization	(133,737)	(98,090)

Net	$624,563	$138,504

Identified intangible liabilities (included in deferred revenue):
Gross amount	$508,339	$480,770
Accumulated amortization	(220,417)	(164,073)

Net	$287,922	$316,697

        The estimated annual amortization of acquired below-market leases, net of acquired above-market leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2011	$13,865
2012	12,596
2013	10,688
2014	8,571
2015	6,696

        The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2011	$10,886
2012	9,008
2013	7,934
2014	5,715
2015	4,479

Cash and Cash Equivalents

        We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Fair Value Measurements

        Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

        We determined the fair value of our current investments in marketable securities using level one, level two and level three inputs. Additionally, we determined the valuation allowance for loan losses based on level three inputs. See "Note 5—Debt and Preferred Equity Investments."

        The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on level three inputs. We estimate fair values based on cash flow projections utilizing appropriate discount and/or capitalization rates and available market information.

        We determine impairment in real estate investments and debt and preferred equity investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as level three inputs.

        We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

  •
  Cash and cash equivalents:  The carrying amount of unrestricted cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

  •
  Debt and Preferred Equity Investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See "—Debt and Preferred Equity Investments" above regarding valuation allowances for loan losses.

  •
  Mortgage and other loans payable and other debt:  The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

        The methodologies used for valuing financial instruments have been categorized into three broad levels as follows:

          Level 1—Quoted prices in active markets for identical instruments.

          Level 2—Valuations based principally on other observable market parameters, including

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

          Level 3—Valuations based significantly on unobservable inputs.

    •
    Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

    •
    Valuations based on internal models with significant unobservable inputs.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

        These levels form a hierarchy. We follow this hierarchy for our financial instruments measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Investment in Marketable Securities

        We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss. Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at December 31, 2010 is approximately $9.7 million in net unrealized gains related to marketable securities.

        During the year ended December 31, 2010, we disposed of certain of our marketable securities for aggregate net proceeds of $44.7 million and realized gains of $0.8 million which is included in gain (loss) on investment in marketable securities on the statements of income.

        The basis on which the cost of the bonds and marketable securities sold was determined based on the specific identification method.

        At December 31, 2010, and 2009 we held the following marketable securities (in thousands):

	December 31,
	2010	2009
Level 1—Equity marketable securities	$12,357	$—
Level 2—Commercial mortgage-backed securities	17,445	17,295
Level 2—Rake bonds	4,250	41,490

Total marketable securities available-for-sale	$34,052	$58,785

Investment in Unconsolidated Joint Ventures

        We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures which are VIEs and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the minority investor are both protective as well as participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating these investments. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of these investments on our balance sheet and the underlying equity in net assets is amortized as an adjustment to equity in net income (loss) of unconsolidated joint ventures over the lesser of the joint venture term or 10 years. Equity income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. None of the joint venture debt is recourse to us, except for $200.0 million which we and SL Green guarantee at one joint venture. See Note 6.

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.

Deferred Lease Costs

        Deferred lease costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term. Certain of SL Green's employees provide leasing services to the wholly-owned properties. A portion of their compensation, approximating $8.6 million, $7.9 million and $8.3 million for the years ended December 31, 2010, 2009 and 2008, respectively, was capitalized and is amortized over an estimated average lease term of seven years.

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financial transactions, which do not close, are expensed in the period in which it is determined that the financing will not close.

Revenue Recognition

        Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, management records the cost to construct the tenant improvements as a capital asset. In addition, management records the cost of certain tenant improvements paid for or reimbursed by tenants as capital assets when management concludes that we are the owner of such tenant improvements. For these tenant improvements, management records the amount funded or reimbursed by tenants as deferred revenue, which is amortized on a straight-line basis as additional rental revenue over the term of the related lease. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the balance sheet is net of such allowance.

        In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations.

        Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours.

        These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.

        We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer's financial commitment being sufficient to provide economic substance to the sale and we have no substantial economic involvement with the buyer.

        Interest income on debt and preferred equity investments is recognized over the life of the investment using the effective interest method and recognized on the accrual basis. Fees received in connection with loan commitments are deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Anticipated exit fees, whose collection is expected, are also recognized over the term of the loan as an adjustment to yield. Fees on commitments that expire unused are recognized at expiration.

        Income recognition is generally suspended for debt and preferred equity investments at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. Income recognition is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest and outstanding principal are ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.

        If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, do not accrete the discount.

        Asset management fees are recognized on a straight-line basis over the term of the asset management agreement.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our tenants to make required rent payments. If the financial condition of a specific tenant were to deteriorate, resulting in an impairment of its ability to make payments, additional allowances may be required. The Company recorded bad debt expense related to tenant receivables and deferred rent receivable of $5.2 million, $7.5 million and $14.2 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Reserve for Possible Credit Losses

        The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality. Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions. Based upon these factors, we establish the provision for possible credit losses on each individual investment. When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

        Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We recorded approximately $19.8 million, $38.4 million and $45.8 million in loan loss reserves and charge offs during the years ended December 31, 2010, 2009 and 2008, respectively, on investments being held to maturity, and $1.0 million, $69.1 million and none against our held for sale investment during the years ended December 31, 2010, 2009 and 2008, respectively. We also recorded approximately $3.7 million in recoveries during the year ended December 31, 2010 in connection with the sale of an investment.

        Debt and preferred equity investments held for sale are carried at the lower of cost or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820-10. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the loan will be reclassified at its net carrying value to debt and preferred equity investments held to maturity. For these reclassified loans, the difference between the current carrying value and the expected cash to be collected at maturity will be accreted into income over the remaining term of the loan.

Rent Expense

        Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the deferred land lease payable in the accompanying balance sheets.

Income Taxes

        The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes in the accompanying consolidated financial statements relates to the Operating Partnership's consolidated taxable REIT subsidiaries. We may also be subject to certain state, local and franchise taxes.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

        Pursuant to amendments to the Code that became effective January 1, 2001, SL Green has elected, and may in the future, elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of SL Green may perform non-customary services for its tenants, hold assets that SL Green cannot hold directly and generally may engage in any real estate or non-real estate related business. SL Green's TRS's, which are consolidated into SLGOP, generate income, resulting in Federal income tax liability for these entities. SL Green's TRSs' generate income, resulting in Federal income tax liability for these entities. SL Green's TRSs' recorded approximately $0.9 million, $1.0 million and $(2.0) million in Federal, state and local tax (benefit)/expense in 2010, 2009 and 2008 and made estimated tax payments of $1.0 million, $0.8 million and $0.9 million, respectively.

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

Exchangeable Debt Instruments

        The initial proceeds from exchangeable debt that may be settled in cash, including partial cash settlements, must be bifurcated between a liability component and an equity component associated with the embedded conversion option. The objective of the accounting guidance is to require the liability and equity components of exchangeable debt to be separately accounted for in a manner such that the interest expense on the exchangeable debt is not recorded at the stated rate of interest but rather at an effective rate that reflects the issuer's conventional debt borrowing rate at the date of issuance. We calculate the liability component of exchangeable debt based on the present value of the contractual cash flows discounted at a comparable market conventional debt borrowing rate at the date of issuance. The difference between the principal amount and the fair value of the liability component is reported as a discount on the exchangeable debt that is accreted as additional interest expense from the issuance date through the contractual maturity date using the effective interest method. A portion of this additional interest expense may be capitalized to the development and redevelopment balances qualifying for interest capitalization each period. The liability component of the exchangeable debt is reported net of discounts on our consolidated balance sheets. We calculate the equity component of exchangeable debt based on the difference between the initial proceeds received from the issuance of the exchangeable debt and the fair value of the liability component at the issuance date. The equity component is included in additional paid-in-capital, net of issuance costs, on our consolidated balance sheets. We allocate issuance costs for exchangeable debt between the liability and the equity components based on their relative values.

Stock-Based Employee Compensation Plans

        SL Green has a stock-based employee compensation plan, described more fully in Note 12. All employees of SL Green are compensated through a subsidiary of SLGOP. SL Green's employee and director compensation plans are described below. Under each plan, whenever SL Green issues common or preferred stock, we issue an equivalent number of operating partnership units of a corresponding class to SL Green.

        The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

of highly subjective assumptions including the expected stock price volatility. Because SL Green's plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in SL Green's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of SL Green's employee stock options.

        Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award. SL Green's policy is to grant options with an exercise price equal to the quoted closing market price of SL Green's common stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

        The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants in 2010, 2009 and 2008.

	2010	2009	2008
Dividend yield	2.00%	2.15%	2.99%
Expected life of option	5.1 years	5 years	5 years
Risk-free interest rate	2.09%	2.17%	3.24%
Expected stock price volatility	50.07%	53.08%	25.47%

        For share-based awards with a performance measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date SL Green's compensation committee authorizes the award and adopts any relevant performance measures. During the performance period for a share-based award program, we estimate the total compensation cost of the potential future awards. We then record compensation cost equal to the portion of the requisite service period that has elapsed through the end of the reporting period. For programs with performance-based measures, the total estimated compensation cost is based on our most recent estimate of the probable achievement of the pre-established specific corporate performance measures. These estimates are based on our latest internal forecasts for each performance measure. For programs with market measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of SL Green's share-based incentive compensation plans, SL Green accepts the return of shares of its common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

Derivative Instruments

        In the normal course of business, we use a variety of derivative instruments to manage, or hedge, interest rate risk. We require that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

        To determine the fair values of derivative instruments, we use a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

        In the normal course of business, we are exposed to the effect of interest rate changes and limit these risks by following established risk management policies and procedures including the use of derivatives. To address exposure to interest rates, derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

        We use a variety of commonly used derivative products that are considered plain vanilla derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.

        We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.

        Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. For all hedges held by us and which were deemed to be fully effective in meeting the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.

Earnings per Unit

        We present both basic and diluted earnings per unit, or EPU. Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of the outstanding nonvested shares of SL Green common stock ("nonvested shares") and restricted stock units ("RSUs") that have not yet been granted but are contingently issuable under the share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options are reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. (See Note 5) We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than one tenant who accounts for approximately 8.0% of our share of annualized rent, no other tenant in our portfolio accounted for more than 5.9% of our annualized rent, including our share of joint venture annualized rent, at December 31, 2010. Approximately 10%, 9%, 7%, 7% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2010. Approximately 10%, 9%, 8%, 8%, 6% and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue, 220 East 42nd Street and 485 Lexington Avenue, respectively, for the year ended December 31, 2009. Approximately 10%, 8%, 7%, 8%, and 6% of our annualized rent for consolidated properties was attributable to 919 Third Avenue, 1185 Avenue of the Americas, One Madison Avenue, 420 Lexington Avenue and 485 Lexington Avenue, respectively, for the year ended December 31, 2008. In addition, two debt and preferred equity investments accounted for more than 10.0% of the revenue earned on debt and preferred equity investments at December 31, 2010. As of December 31, 2010, approximately 75.6% of our workforce which services substantially all of our properties is covered by three collective bargaining agreements. Approximately 81.3% of those employees that are covered by a collective bargaining agreement, are covered by an agreement that expires in 2011.

Reclassification

        Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

        In June 2009, the FASB issued guidance on accounting for transfers of financial assets. This guidance amends various components of the existing guidance governing sale accounting, including the recognition of assets obtained and liabilities assumed as a result of a transfer, and considerations of effective control by a transferor over transferred assets. In addition, this guidance removes the exemption for qualifying special purpose entities from the consolidation guidance. While the amended guidance governing sale accounting is applied on a

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

2. Significant Accounting Policies (Continued)

prospective basis, the removal of the qualifying special purpose entity exception will require us to evaluate certain entities for consolidation. Adoption of this guidance on January 1, 2010 did not have any impact on our consolidated financial statements.

        In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring. The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010. In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, the guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Adoption of the remaining guidance for the annual reporting period ending December 31, 2010 resulted in additional disclosures in our consolidated financial statements.

        In March 2010, the FASB issued updated guidance on embedded credit derivatives for contracts containing an embedded credit derivative feature related to the transfer of credit risk that is not solely in the form of subordination. This guidance became effective in the third quarter of 2010, though early adoption was permitted. Adoption of this guidance in the third quarter of 2010 did not have any impact on our consolidated financial statements.

        In January 2010, the FASB issued updated guidance on fair value measurements and disclosures, which requires disclosure of details of significant asset or liability transfers in and out of Level 1 and Level 2 measurements within the fair value hierarchy and inclusion of gross purchases, sales, issuances, and settlements in the rollforward of assets and liabilities valued using Level 3 inputs within the fair value hierarchy. The guidance also clarifies and expands existing disclosure requirements related to the disaggregation of fair value disclosures and inputs used in arriving at fair values for assets and liabilities using Level 2 and Level 3 inputs within the fair value hierarchy. These disclosure requirements were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of this guidance on January 1, 2010, excluding the Level 3 rollforward, resulted in additional disclosures in our consolidated financial statements. The gross presentation of the Level 3 rollforward is required for interim and annual reporting periods beginning after December 15, 2010. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

        In December 2010, the FASB issued guidance on the disclosure of supplementary pro forma information for business combinations. Effective for periods beginning after December 15, 2010, the guidance specifies that if a public entity enters into business combinations that are material on an individual or aggregate basis and presents comparative financial statements, the entity must present pro forma revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. While we are currently evaluating the effect of adoption of this guidance, we currently believe that its adoption will not have a material impact on our consolidated financial statements.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

3. Property Acquisitions

2010 Acquisitions

        In January 2010, we became the sole owner of 100 Church Street, a 1.05 million square-foot (unaudited) office tower located in downtown Manhattan, following the successful foreclosure of the senior mezzanine loan at the property. Our initial investment totaled $40.9 million which was comprised of a 50% interest in the senior mezzanine loan and two other mezzanine loans at 100 Church Street, which we acquired from Gramercy Capital Corp. (NYSE: GKK), or Gramercy in the summer of 2007. At closing of the foreclosure, we funded an additional $15.0 million of capital into the project as part of our agreement with Wachovia Bank, N.A. to extend and restructure the existing financing. Gramercy declined to fund its share of this capital and instead transferred its interests in the investment to us at closing. The restructured $139.7 million mortgage carries an interest rate of 350 basis points over the 30-day LIBOR. The restructured mortgage matures in January 2013 and has a one-year extension option.

        The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the completion of the foreclosure of 100 Church Street (in thousands):

Land	$32,494
Building	86,806
Acquired above-market leases	118
Acquired in-place leases	17,380
Restricted cash	53,735

Assets acquired	190,533

Mortgage note payable	139,672
Acquired below-market leases	8,025
Other liabilities, net of other assets	1,674

Liabilities assumed	149,371

Net assets acquired	$41,162

        In August 2010, we acquired 125 Park Avenue, a Manhattan office tower, for $330 million. In connection with the acquisition, we assumed $146.25 million of in-place financing. The 5.748% interest-only loan matures in October 2014.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

3. Property Acquisitions (Continued)

        The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of 125 Park Avenue (in thousands):

Land	$120,900
Building	201,726
Acquired above-market leases	11,282
Acquired in-place leases	28,828

Assets acquired	362,736

Mortgage note payable at fair value	158,397
Acquired below-market leases	20,589

Liabilities assumed	178,986

Net assets acquired	$183,750

        In December 2010, we completed the acquisition of investments from Gramercy. This included (1) the remaining 45% interest in the leased fee at 885 Third Avenue for approximately $39.3 million plus assumed mortgage debt of approximately $120.4 million, (2) the remaining 45% interest in the leased fee at 2 Herald Square for approximately $25.6 million plus assumed mortgage debt of approximately $86.1 million and, (3) the entire leased fee interest in 292 Madison Avenue for approximately $19.2 million plus assumed mortgage debt of approximately $59.1 million. These assets are all leased to third party operators.

        The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the purchase of the abovementioned investments from Gramercy (in thousands):

Land	$257,717
Acquired in-place leases	460,988

Assets acquired	718,705

Mortgage notes payable	517,999
Other liabilities, net of other assets	2,091

Liabilities assumed	520,090

198,615
Investments in unconsolidated joint ventures	(111,751)

Net assets acquired	$86,864

        In December 2010, we acquired two retail condominiums in Williamsburg, Brooklyn, for approximately $18.4 million. The retail condominiums are fully leased with rent commencement upon completion of the redevelopment work. We will finalize our allocation of the purchase price of the assets acquired and liabilities assumed in 2011.

2009 Acquisitions

        During 2009, we acquired the sub-leasehold positions at 420 Lexington Avenue for an aggregate purchase price of approximately $15.9 million.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

3. Property Acquisitions (Continued)

2008 Acquisitions

        In February 2008, we, through our joint venture with Jeff Sutton, acquired the properties located at 182 Broadway and 63 Nassau Street for approximately $30.0 million in the aggregate. These properties are located adjacent to 180 Broadway which we acquired in August 2007. As part of the acquisition we also closed on a $31.0 million loan which bears interest at 225 basis points over the 30-day LIBOR. The loan has a three-year term and two one-year extensions. We drew down $21.1 million at the closing to pay the balance of the acquisition costs. See Note 6.

        During the second quarter of 2008, we, through a joint venture with NYSTERS, acquired various interests in the fee positions at 919 Third Avenue for approximately $32.8 million. As a result, our joint venture controls the entire fee position.

4. Property Dispositions and Assets Held for Sale

        In September 2010, we sold the property located at 19 West 44th Street in Manhattan for $123.2 million. The property is approximately 292,000 square feet (unaudited). We recognized a gain on the sale of approximately $35.5 million which is net of a $0.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale. The sale generated approximately $114.6 million of proceeds for us.

        In January 2009, we, along with our joint venture partner, Gramercy, sold 100% of our interests in 55 Corporate Drive, NJ for $230.0 million. The property is approximately 670,000 square feet (unaudited). We recognized a gain of approximately $4.6 million in connection with the sale of our 50% interest in the joint venture, which is net of a $2.0 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        In August 2009, we sold the property located at 399 Knollwood Road, Westchester, for $20.7 million. The property is approximately 145,000 square feet (unaudited) and is encumbered by an $18.5 million mortgage. We recognized a loss on the sale of approximately $11.4 million.

        In January 2008, we sold the fee interest in 440 Ninth Avenue for approximately $160.0 million, excluding closing costs. The property is approximately 339,000 square feet (unaudited). We recognized a gain on sale of approximately $106.0 million.

        In August 2008, we sold 80% of our interest in the joint venture that owns 1551/1555 Broadway to Jeff Sutton for approximately $17.0 million and the right to future asset management, leasing and construction fees. We recognized a gain on sale of approximately $9.5 million. As a result of this transaction, we deconsolidated this investment and account for it under the equity method of accounting. See Note 6.

        In October 2008, we sold 100/120 White Plains Road, Westchester for $48.0 million, which approximated our book basis in these properties. Our share of the net sales proceeds was approximately $24.0 million.

        As a result of the sale of the property located at 1372 Broadway by the joint venture in October 2008, we recognized a gain on sale of approximately $238.6 million, which is net of a $3.5 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

4. Property Dispositions and Assets Held for Sale (Continued)

        Discontinued operations included the results of operations of real estate assets under contract or sold prior to December 31, 2010. This included 440 Ninth Avenue, which was sold in January 2008, 100/120 White Plains Road and 1372 Broadway, which were sold in October 2008, 55 Corporate Drive, New Jersey, which was sold in January 2009, the membership interests in GKK Manager LLC which were sold in April 2009 (See Note 6), 399 Knollwood Road, Westchester which was sold in August 2009 and 19 West 44th Street, which was sold in September 2010.

        The following table summarizes income from discontinued operations for the years ended December 31, 2010, 2009 and 2008, respectively (in thousands).

	Year Ended December 31,
	2010	2009	2008
Revenues
Rental revenue	$8,774	$14,675	$42,840
Escalation and reimbursement revenues	2,412	3,346	6,873
Other income	429	6,528	24,674

Total revenues	11,615	24,549	74,387

Operating expense	2,791	4,518	11,162
Real estate taxes	1,779	2,781	6,993
Interest expense, net of interest income	—	1,071	17,946
Depreciation and amortization	1,625	3,106	8,873
Marketing, general and administrative	—	7,299	15,076

Total expenses	6,195	18,775	60,050

Income from discontinued operations	5,420	5,774	14,337
Noncontrolling interest in other partnerships	—	—	(3,828)

Net income from discontinued operations	$5,420	$5,774	$10,509

5. Debt and Preferred Equity Investments

        During the years ended December 31, 2010 and 2009, our debt and preferred equity investments (net of discounts), including investments classified as held-for-sale, increased approximately $520.7 million and $254.3 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest. We recorded approximately $342.5 million and $216.5 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

5. Debt and Preferred Equity Investments (Continued)

        As of December 31, 2010 and 2009, we held the following debt investments, excluding preferred equity investments, with an aggregate weighted average current yield of approximately 7.89% (in thousands):

Loan Type	Senior Financing	2010 Principal Outstanding	2009 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	205,000	60,407	58,760	February 2016
Mortgage/ Mezzanine Loan(1)	173,784	46,358	25,000	May 2016
Mezzanine Loan(1)	165,000	39,711	39,125	November 2016
Mezzanine Loan(1)(3)(9)(10)(11)	—	—	70,092	—
Other Loan(1)(5)(9)(11)	—	—	5,350	—
Whole Loan(2)(3)(9)(17)	—	—	9,636	—
Mezzanine Loan(1)(2)(4)(9)(11)	310,994	27,187	26,605	January 2013
Mezzanine Loan(1)	90,000	15,697	15,697	July 2017
Mezzanine Loan(3)(13)	—	—	40,938	—
Other Loan(1)	—	—	1,000	—
Junior Participation(1)(6)(9)(11)	—	9,938	9,938	April 2008
Mezzanine Loan(1)(11)(12)	1,139,000	84,062	84,636	March 2017
Mezzanine Loan(14)	—	—	35,908	—
Junior Participation(1)(9)	53,000	11,000	11,000	November 2011
Junior Participation(7)(9)	61,250	10,875	10,875	June 2012
Junior Participation(9)(11)	48,198	5,866	5,866	December 2010
Junior Participation(8)(9)	—	47,484	47,691	March 2011
Mortgage/ Mezzanine Loan(2)(16)	285,000	137,222	104,431	July 2011
Whole Loan(1)(3)(20)	—	—	9,902	—
Junior Participation	210,000	42,439	30,548	January 2012
Mortgage/mezzanine loan(15)	—	—	167,717	—
Junior Participation(18)	70,800	9,200	—	October 2011
Mezzanine Loan(1)	755,000	202,136	—	June 2016
Mezzanine Loan(1)	75,000	15,000	—	July 2013
Mortgage(19)	—	86,339	—	June 2012
Mortgage	—	26,000	—	November 2011
Mezzanine Loan	796,693	13,536	—	August 2011
Mezzanine Loan(1)	167,422	38,892	—	February 2014
Loan loss reserve(9)	—	(40,461)	(101,866)	—

	$4,621,141	$892,388	$712,349

(1)
This is a fixed rate loan.

(2)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)
Gramercy holds a pari passu interest in this asset.

(4)
This loan had been in default since December 2007. We reached an agreement with the borrower to, amongst other things, extend the maturity date to January 2013.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

5. Debt and Preferred Equity Investments (Continued)

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

(9)
Loan loss reserves are specifically allocated to investments. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses. This includes a $1.0 million and $69.1 million mark-to-market adjustment against our held for sale investment during the year ended December 31, 2010 and the year ended December 31, 2009, respectively.

(10)
This investment, which was classified as held for sale at December 31, 2009, was sold in August 2010.

(11)
This loan is on non-accrual status.

(12)
Interest is added to the principal balance for this accrual only loan.

(13)
This loan was in default as it was not repaid upon maturity. We were designated as special servicer for this loan and took over management and leasing of the property under a forbearance agreement in August 2009. We foreclosed on this property in January 2010.

(14)
We acquired Gramercy's interest in this investment in July 2009 for approximately $16.0 million. This investment was sold in February 2010.

(15)
In connection with the sale of 510 Madison Avenue by the owner in September 2010, the first mortgage loan and senior mezzanine loan, which we had purchased in December 2009 and February 2010 for $180.5 million in the aggregate, were repaid at par. In connection with the repayment of the loans, we recognized additional income of approximately $64.8 million. The income was recorded in preferred equity and investment income on the accompanying statement of income.

(16)
Gramercy holds a pari passu interest in the mezzanine loan.

(17)
This loan was repaid in August 2010.

(18)
The maturity date for this loan was extended for one year to October 2011.

(19)
We hold an 88% interest in the consolidated joint venture that acquired this loan. This investment is denominated in British Pounds.

(20)
This loan was sold in December 2010.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

5. Debt and Preferred Equity Investments (Continued)

Preferred Equity Investments

        As of December 31, 2010 and 2009 we held the following preferred equity investments (in thousands) with an aggregate weighted average current yield of approximately 7.64% (in thousands):

Type	Senior Financing	2010 Amount Outstanding	2009 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(3)(5)(8)	$—	$—	$15,000	—
Preferred equity(1)(2)(6)(7)	206,121	45,912	41,791	February 2014
Preferred equity(3)(5)(9)	—	—	31,178	March 2010
Preferred equity(3)(4)	981,941	46,372	46,372	August 2012
Loan loss reserve(3)	—	(20,900)	(61,078)	—

	$1,188,062	$71,384	$73,263

(1)
This is a fixed rate investment.

(2)
Gramercy held a mezzanine loan on the underlying asset.

(3)
Loan loss reserves are specifically allocated to investments. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(4)
This loan was converted from a mezzanine loan to preferred equity in July 2009.

(5)
This investment is on non-accrual status.

(6)
The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(7)
This investment was classified as held for sale at June 30, 2009, but as held-to-maturity at December 31, 2009. The reserve previously taken against this loan is being accreted up to the face amount through the maturity date.

(8)
We recovered approximately $3.7 million from the sale of this investment which had previously been fully reserved.

(9)
We sold our interest in the investment in December 2010.

        The following table is a rollforward of our total allowance for loan loss reserves at December 31, 2010, 2009 and 2008 related to our debt and preferred equity investments (in thousands):

	2010	2009	2008
Balance at beginning of year	$93,844	$98,916	$—
Expensed	24,418	145,855	101,166
Recoveries	(3,662)	—	—
Charge-offs	(53,239)	(150,927)	(2,250)

Balance at end of period	$61,361	$93,844	$98,916

        At December 31, 2010, 2009 and 2008 all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

        We have determined that we have one portfolio segment of financing receivables at December 31, 2010 and 2009 comprising commercial real estate which is primarily recorded in debt and preferred equity investments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

5. Debt and Preferred Equity Investments (Continued)

Included in other assets is an additional amount of financing receivables totaling approximately $78.7 million at December 31, 2010 and $77.6 million at December 31, 2009. In addition, assets held for sale included $1.0 million of financing receivables net of allowance at December 31, 2009. The nonaccrual balance of financing receivables at December 31, 2010 and 2009 was $140.8 million and $242.2 million, respectively. The recorded investment for financing receivables past due 90 days at December 31, 2010 and 2009 was $9.9 million associated with one financing receivable.

        All financing receivables are individually evaluated for impairment.

        The following table presents impaired loans, including non-accrual loans, as of December 31, 2010 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$103,678	$99,759	$—
With an allowance recorded:
Commercial real estate	160,711	158,597	61,361

Total	$264,389	$258,356	$61,361

        The following table presents impaired loans, including non-accrual loans, as of December 31, 2009 (in thousands):

	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$143,000	$141,488	$—
With an allowance recorded:
Commercial, real estate	243,652	232,151	162,944	(a)

Total	$386,652	$373,639	$162,944

(a)
The allocated allowance includes an allowance of $69.1 million related to assets held for sale.

        On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6. Investment in Unconsolidated Joint Ventures

        We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, and Gramercy Capital Corp. (NYSE: GKK), or Gramercy, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, as well as private investors. As we do not control these joint ventures, we account for them under the equity method of accounting.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Investment in Unconsolidated Joint Ventures (Continued)

We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where our minority partner approves the annual budget, receives a detailed monthly reporting package from us, meets with us on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture's tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

        The table below provides general information on each of our joint ventures as of December 31, 2010 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)
1515 Broadway(2)	SITQ	55.00%	68.45%	1,750	05/02	$483,500
100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(3)	Private Investors	42.95%	42.95%	526	12/06	$285,000
521 Fifth Avenue	CIF	50.10%	50.10%	460	12/06	$240,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway(4)	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(5)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(6)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue(7)	Sutton/Rapport	45.00%	45.00%	22	09/05	$13,250
180/182 Broadway and 63 Nassau Street(7)(8)	Harel/Sutton	25.50%	25.50%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000
11 West 34th Street(9)	Private Investor/Sutton	30.00%	30.00%	17	12/10	$10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	$4,000

(1)
Acquisition price represents the actual or implied purchase price for the joint venture.

(2)
Under a tax protection agreement established to protect the limited partners of the partnership that transferred 1515 Broadway to the joint venture, the joint venture has agreed not to adversely affect the limited partners' tax positions before December 2011. One tenant, whose leases primarily end in 2015, represents approximately 75.2% of this joint venture's annualized rent at December 31, 2010.

(3)
We invested approximately $109.5 million in this asset through the origination of a loan secured by up to 47% of the interests in the property's ownership, with an option to convert the loan to an equity interest, which was exercised in December 2008. Certain existing members had the right to re-acquire approximately 4% of the property's equity. These interests were re-acquired in December 2008 and reduced our interest to 42.95%

(4)
We have the ability to syndicate our interest down to 14.79%.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Investment in Unconsolidated Joint Ventures (Continued)

(5)
We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009.

(6)
The property is subject to a 13-year triple-net lease arrangement with a single tenant. The lease commenced in 2007.

(7)
The deconsolidation of these joint ventures in 2010 resulted in an adjustment to retained earnings of approximately $3.0 million and to the noncontrolling interests in other partnerships of approximately $9.5 million.

(8)
In December 2010, the Company's 180-182 Broadway joint venture with Jeff Sutton announced an agreement with Pace University to convey a long-term ground lease condominium interest to Pace University for 20 floors of student housing. The joint venture also admitted Harel Insurance and Finance, which contributed $28.1 million to the joint venture, for a 49 percent partnership interest.

(9)
In December 2010, the Company's $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in the Company's recognition of additional income of approximately $1.1 million. Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30 percent interest. The property is subject to a long-term net lease arrangement.

        In October 2010, we entered into an agreement with The Moinian Group, under which we provided a standby mortgage commitment and may make a future equity investment as part of a recapitalization of Three Columbus Circle.

        In May 2010, Green Hill Acquisition LLC, our wholly owned subsidiary, sold its 45% beneficial interest in the property known as 1221 Avenue of the Americas, located in Manhattan, to a wholly owned subsidiary of CPPIB, for total consideration of $577.4 million, of which approximately $95.9 million represented payment for existing reserves and the assumption of our pro-rata share of in-place financing. The sale generated proceeds to us of approximately $500.9 million. We recognized a gain of approximately $126.8 million on the sale of our interest, which is net of a $4.5 million employee compensation award, accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

        In April 2009, we sold our remaining 50 percent partnership interest in 55 Corporate Drive, New Jersey (pad IV) to Mack-Cali Realty Corporation (NYSE: CLI). We received total proceeds of $4.5 million and recognized a gain on sale of approximately $4.0 million. In connection with this transaction, we also sold our interest in the Mack-Green joint venture to Mack-Cali for $500,000.

        In June 2009, we sold an equity interest in 1166 Avenue of the Americas for $5.0 million and recognized a loss of approximately $5.2 million on the sale.

        In May 2008, we, along with our joint venture partner SITQ, closed on the sale of the 39-story, 670,000 square foot Class A office tower located at 1250 Broadway in Manhattan for $310.0 million. We recognized an incentive distribution of approximately $25.0 million in addition to our share of the gain on sale of approximately $93.8 million, which is net of a $1.0 million employee compensation award accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on this sale.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Investment in Unconsolidated Joint Ventures (Continued)

        We generally finance our joint ventures with non-recourse debt. The first mortgage notes payable collateralized by the respective joint venture properties and assignment of leases at December 31, 2010 and 2009, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	2010	2009
100 Park Avenue(2)	09/2014	6.64%	$204,946	$200,000
21 West 34th Street	12/2016	5.76%	$100,000	$100,000
800 Third Avenue	08/2017	6.00%	$20,910	$20,910
1221 Avenue of the Americas	12/2010	5.51%	$—	65,000
One Court Square	09/2015	4.91%	$315,000	$315,000
2 Herald Square(3)	—	—	$—	$191,250
1604-1610 Broadway(4)	04/2012	5.66%	$27,000	$27,000
388 and 390 Greenwich Street(5)	12/2017	5.19%	$1,106,758	$1,106,758
1745 Broadway	01/2017	5.68%	$340,000	$340,000
141 Fifth Avenue	06/2017	5.70%	$25,000	$—
1 and 2 Jericho Plaza	05/2017	5.65%	$163,750	$163,750
885 Third Avenue(3)	—	—	$—	$267,650

Total fixed rate debt			$2,303,364	$2,797,318

1515 Broadway(6)	12/2014	3.50%	$462,896	$475,000
The Meadows(11)	09/2012	1.62%	$87,034	$85,478
1221 Avenue of the Americas	12/2010	1.04%	$—	105,000
388 and 390 Greenwich Street(5)	12/2017	1.42%	$31,622	$31,622
16 Court Street	10/2013	2.79%	$86,844	$88,573
27-29 West 34th Street	05/2011	1.93%	$54,375	$54,800
1551-1555 Broadway(7)	10/2011	4.33%	$128,600	$133,600
521 Fifth Avenue	04/2011	1.27%	$140,000	$140,000
717 Fifth Avenue(8)	09/2011	5.31%	$245,000	$245,000
379 West Broadway	07/2011	1.93%	$20,991	$20,991
180/182 Broadway(9)	12/2013	3.01%	$8,509	$—
600 Lexington Avenue(10)	10/2017	2.32%	$125,000	$—
11 West 34th Street	01/2016	2.95%	$18,000	$—

Total floating rate debt			$1,408,871	$1,380,064

Total mortgages payable			$3,712,235	$4,177,382

(1)
Interest rate represents the effective all-in weighted average interest rate for the quarter ended December 31, 2010.

(2)
This loan was refinanced in September 2009, and replaced a $175.0 million construction loan which was scheduled to mature in November 2015 and which carried a fixed interest rate of 6.52%. The new loan has a committed amount of $215.0 million.

(3)
We assumed these loans as part of the transaction with Gramercy which closed in December 2010. See Note 3.

(4)
This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Investment in Unconsolidated Joint Ventures (Continued)

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

(7)
This amortizing loan was fully funded in September 2009 at the committed amount of $133.6 million.

(8)
This loan has a committed amount of $285.0 million.

(9)
The $31.0 million loan was repaid in December 2010 as part of a recapitalization of the joint venture. The new loan, which has a committed amount of $90.0 million, is only secured by 180/182 Broadway.

(10)
The $49.85 million loan assumed as part of the acquisition of the property was repaid in connection with the refinancing of this loan in October 2010.

(11)
This loan has a committed amount of $91.2 million.

        We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $14.6 million, $19.0 million and $16.4 million for these services for the years ended December 31, 2010, 2009 and 2008, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

Gramercy Capital Corp.

        In April 2004, SL Green formed Gramercy as a commercial real estate finance business. Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

        At December 31, 2010, we held 5,349,370 shares, or approximately 10.71% of Gramercy's common stock. Our total investment of approximately $12.4 million is based on the market value of our common stock investment in Gramercy at December 31, 2010. As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities. During 2010, we sold 870,000 shares of Gramercy common stock and realized a gain of approximately $1.4 million on the sale.

        Prior to Gramercy's internalization of GKK Manager LLC, or the Manager (a former wholly-owned subsidiary of ours which was the external manger to Gramercy), which we refer to as the GKK Internalization, we were entitled to an incentive return payable through the Class B limited partner interests in Gramercy's operating partnership, equal to 25% of the amount by which funds from operations (as defined in Gramercy's amended and restated partnership agreement) plus certain accounting gains exceed the product of the weighted average stockholders' equity of Gramercy multiplied by 9.5% (divided by four to adjust for quarterly calculations). This arrangement was terminated when the GKK Internalization was completed in April 2009. Amounts payable to the Class B limited partnership interests were waived since July 1, 2008.

        In connection with Gramercy's initial public offering, the Manager entered into a management agreement with Gramercy, which provided for an initial term through December 2007, and which was subsequently extended through December 2009. The management agreement was further amended in September 2007 and amended and restated in October 2008 and was subsequently terminated on April 24, 2009 in connection with the GKK Internalization. In addition, Gramercy also paid the Manager a collateral management fee. For the year ended

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Investment in Unconsolidated Joint Ventures (Continued)

December 31, 2008 we received an aggregate of approximately $21.1 million in fees under the management agreement and $2.6 million under the collateral management agreement. Fees payable to the Manager under the collateral management agreement were remitted to Gramercy for all periods subsequent to June 30, 2008.

        In 2008, we, as well as Gramercy, each formed special committees comprised solely of independent directors to consider whether the GKK Internalization and/or amendment to the management agreement would be in the best interest of each company and its respective shareholders. The GKK Internalization was completed on April 24, 2009 through the direct acquisition by Gramercy of the Manager.

        On October 27, 2008, the Manager entered into a Second Amended and Restated Management Agreement (the "Second Amended Management Agreement") with Gramercy and GKK Capital LP. The Second Amended Management Agreement generally contained the same terms and conditions as the Amended and Restated Management Agreement, dated as of April 19, 2006, but provided that all management, service and similar fees relating to Gramercy's CDOs that the Manager was entitled to receive were to be remitted by the Manager to Gramercy for any period subsequent to July 1, 2008. The Second Amended Management Agreement was terminated in connection with the GKK Internalization.

        In May 2005, SL Green's Compensation Committee approved long-term incentive performance awards pursuant to which certain of its officers and employees, including some of whom are its senior executive officers, were awarded a portion of the interests previously held by us in the Manager, which at the time was an affiliate of ours, as well as in the Class B limited partner interests in Gramercy's operating partnership. The vesting of these awards was dependent upon, among other things, tenure of employment and the performance of our investment in Gramercy. These awards vested in May 2008. We recorded compensation expense of approximately none and $0.9 million for the years ended December 31, 2009 and 2008, respectively, related to these awards. On April 24, 2009, Gramercy acquired all the interests in the Manager and all the Class B limited partner interests from us for no consideration.

        Prior to the GKK Internalization, Gramercy was obligated to reimburse the Manager for its costs incurred under an asset servicing agreement and an outsourcing agreement between the Manager and us. The outsourcing agreement provided for a fee of $2.7 million per year, increasing 3% annually over the prior year. For the years ended December 31, 2009 and 2008, the Manager received an aggregate of approximately $1.0 million and $6.3 million, respectively, under the outsourcing and asset servicing agreements.

        On October 27, 2008, we, Gramercy and GKK Capital LP entered into a services agreement (the "Services Agreement") pursuant to which we provided consulting and other services to Gramercy. We made certain members of management available in connection with the provision of the services until the completion of the GKK Internalization on April 24, 2009. In consideration for the consulting services, we received from Gramercy a fee of $200,000 per month. We also provided Gramercy with certain other services described in the Services Agreement for a fee of $100,000 per month in cash until April 24, 2009. The Services Agreement was terminated in connection with the GKK Internalization. Since October 27, 2008, an affiliate of ours has served as special servicer for certain assets held by Gramercy or its affiliates and assigned its duties to a subsidiary of ours.

        Effective May 2005, June 2009 and October 2009, Gramercy entered into three lease agreements with an affiliate of the Company, for their corporate offices at 420 Lexington Avenue, Manhattan. The first lease is for approximately 7,300 square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one increasing to $315,000 per annum in year ten. The second lease is for approximately 900 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $35,300 per

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Investment in Unconsolidated Joint Ventures (Continued)

annum for year one increasing to $42,800 per annum in year six. The third lease is for approximately 1,400 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $67,300 per annum for year one increasing to $80,500 per annum in year six.

        On October 27, 2008, Marc Holliday, SL Green's Chief Executive Officer, Andrew Mathias, SL Green's President and former Chief Investment Officer and Gregory F. Hughes, SL Green's former Chief Financial Officer and Chief Operating Officer resigned as Chief Executive Officer, Chief Investment Officer and Chief Credit Officer, respectively, of Gramercy. Mr. Holliday also resigned as President of Gramercy effective as of October 28, 2008. Mr. Holliday and Mr. Mathias agreed to remain as consultants to Gramercy through the earliest of (i) September 30, 2008, (ii) the termination of the Second Amended Management Agreement or (iii) the termination of their respective employment with SL Green. This agreement was terminated in connection with the GKK Internalization.

        On October 28, 2008, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately. Effective as of November 13, 2008, Timothy J. O'Connor was appointed as President of Gramercy. Mr. Holliday remains a board member of Gramercy.

        In 2009, we, as well as a consolidated affiliate of ours, entered into consulting agreements with Gramercy whereby Gramercy provides services required for the evaluation, acquisition, disposition and portfolio management of CMBS investments. We pay 10 basis points and our affiliate pays 25 basis points of the principal amount of all trades executed. We and our affiliate paid approximately $48,000 in aggregate fees for such services during the year ended December 31, 2010.

        See Note 5 for information on our debt and preferred equity investments in which Gramercy also holds an interest.

        The condensed combined balance sheets for our unconsolidated joint ventures at December 31, 2010 and 2009 are as follows (in thousands):

	2010	2009
Assets
Commercial real estate property, net	$4,831,897	$6,095,668
Other assets	516,049	665,065

Total assets	$5,347,946	$6,760,733

Liabilities and members' equity
Mortgages payable	$3,712,235	$4,177,382
Other liabilities	233,463	276,805
Members' equity	1,402,248	2,306,546

Total liabilities and members' equity	$5,347,946	$6,760,733

Company's net investment in unconsolidated joint ventures	$631,570	$1,058,369

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

6. Investment in Unconsolidated Joint Ventures (Continued)

        The condensed combined statements of income for the unconsolidated joint ventures for the three years ended December 31, 2010, or partial period for acquisitions which closed during these periods, are as follows (in thousands):

	2010	2009	2008
Total revenues	$593,159	$689,087	$1,357,219

Operating expenses	94,515	120,215	395,872
Real estate taxes	66,588	84,827	109,002
Transaction related costs	1,105	—	—
Interest	224,766	208,295	499,710
Depreciation and amortization	141,284	156,470	210,425

Total expenses	528,258	569,807	1,215,009

Net income before gain on sale	$64,901	$119,280	$142,210

Company's equity in net income of unconsolidated joint ventures	$39,607	$62,878	$59,961

7. Deferred Costs

        Deferred costs at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Deferred financing	$86,256	$68,181
Deferred leasing	200,633	163,372

	286,889	231,553
Less accumulated amortization	(114,372)	(92,296)

Deferred costs, net	$172,517	$139,257

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

8. Mortgages and Other Loans Payable

        The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at December 31, 2010 and 2009, respectively, were as follows (in thousands):

Property(1)	Maturity Date	Interest Rate(2)	2010	2009
711 Third Avenue	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(7)	09/2016	7.52%	$149,141	$150,561
673 First Avenue	02/2013	5.67%	$30,781	$31,608
220 East 42nd Street	11/2013	5.24%	$194,758	$198,871
625 Madison Avenue(8)	11/2015	7.22%	$132,209	$135,117
609 Fifth Avenue	10/2013	5.85%	$96,502	$97,952
609 Partners, LLC(9)	07/2014	5.00%	$31,722	$41,391
485 Lexington Avenue	02/2017	5.61%	$450,000	$450,000
120 West 45th Street	02/2017	6.12%	$170,000	$170,000
919 Third Avenue(3)	08/2011	6.87%	$219,879	$224,104
300 Main Street	02/2017	5.75%	$11,500	$11,500
500 West Putnam	01/2016	5.52%	$25,000	$25,000
141 Fifth Avenue(4)	—	—	$—	$25,000
One Madison Avenue(5)	05/2020	5.91%	$640,076	$651,917
125 Park Avenue	10/2014	5.75%	$146,250	$—
2 Herald Square	04/2017	5.36%	$191,250	$—
885 Third Avenue	07/2017	6.26%	$267,650	$—
292 Madison Avenue	08/2017	6.17%	$59,099	$—

Total fixed rate debt			$2,935,817	$2,333,021

180/182 Broadway(4)	—	—	$—	$22,534
100 Church Street	01/2013	5.05%	$139,672	$—
Landmark Square(6)	02/2012	2.13%	$110,180	$116,517
28 West 44th Street	08/2013	2.31%	$122,007	$123,480
Other loan payable(10)	06/2013	3.23%	$62,792	$—
Other loan payable	06/2016	3.27%	$30,000	$—

Total floating rate debt			$464,651	$262,531

Total mortgages and other loans payable			$3,400,468	$2,595,552

(1)
Held in bankruptcy remote special purpose entity.

(2)
Effective contractual interest rate for the quarter ended December 31, 2010.

(3)
We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

(4)
This investment was deconsolidated in 2010.

(5)
From April 2005 until August 2007, we held a 55% partnership interest in the joint venture that owned this property. We now own 100% of the property.

(6)
The final loan renewal option was exercised in December 2010.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

8. Mortgages and Other Loans Payable (Continued)

(7)
The $108.1 million loan which had an original maturity date in November 2010 and carried a fixed interest rate of 8.44% was repaid in August 2009. The new loan was upsized by $6.0 million in November 2009.

(8)
In July 2009, we upsized this loan by $40.0 million resulting in a blended fixed interest rate of 7.22%.

(9)
This loan was paid down by $22.5 million in August 2009, $4.0 million in March 2010 and $3.7 million in December 2010.

(10)
This loan bears interest at 250 basis points over the three month GBP LIBOR. This loan is denominated in British Pounds.

        In September 2010, we repaid a $104.0 million loan payable which had been secured by our interest in a debt investment.

        At December 31, 2010 and 2009 the gross book value of the assets collateralizing the mortgages and other loans payable was approximately $5.8 billion and $4.5 billion, respectively.

9. Corporate Indebtedness

2007 Unsecured Revolving Credit Facility

        We have a $1.5 billion unsecured revolving credit facility, or the 2007 unsecured revolving credit facility. The 2007 unsecured revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over LIBOR, based on our leverage ratio. This facility matures in June 2011 and has a one-year as-of-right extension option. The 2007 unsecured revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears. The 2007 unsecured revolving credit facility had a balance of approximately $650.0 million and carried a spread over LIBOR of 90 basis points at December 31, 2010. Availability under the 2007 unsecured revolving credit facility was further reduced at December 31, 2010 by the issuance of approximately $25.1 million in letters of credit. The effective all-in interest rate on the 2007 unsecured revolving credit facility was 1.18% for the year ended December 31, 2010. The 2007 unsecured revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

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

Term Loans

        In December 2007, we closed on a $276.7 million ten-year term loan which carried an effective fixed interest rate of 5.19%. This loan was secured by our interest in 388 and 390 Greenwich Street. This secured term loan, which was scheduled to mature in December 2017, was repaid and terminated in May 2008.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

9. Corporate Indebtedness (Continued)

Senior Unsecured Notes

        The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of December 31, 2010 (in thousands):

Issuance	Unpaid Principal Balance	2010 Accreted Balance	2009 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1)(5)	$84,823	$84,823	$123,607	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1)(5)	98,578	98,578	150,000	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)	275,000	274,764	274,727	6.00%	6.200%	10	March 31, 2016
March 16, 2010	250,000	250,000	—	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	657	114,821	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)	126,937	123,171	159,905	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)	345,000	268,552	—	3.00%	7.125%	7	October 15, 2017

	$1,180,995	$1,100,545	$823,060

(1)
Issued by ROP.

(2)
Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, we repurchased approximately $115.4 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)
In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of SL Green common stock and for general corporate purposes. During the year ended December 31, 2010, we repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of December 31, 2010, approximately $3.7 million remained unamortized.

(4)
Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(5)
In April 2010, SL Green completed a cash tender offer and purchased $13.0 million of our outstanding 3.000% Exchangeable Senior Notes due 2027, and $13.2 million of the outstanding 4.000% Exchangeable Senior Debentures due 2025, $38.8 million of the 5.150% Notes due 2011 and $50.0 million of the 5.875% Notes due 2014 issued by ROP.

(6)
In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

9. Corporate Indebtedness (Continued)

  to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of December 31, 2010, approximately $76.4 million remained unamortized.

        In March 2009, $200.0 million aggregate principal amount of the 7.75% unsecured notes issued by ROP were repaid at par upon their maturity.

Restrictive Covenants

        The terms of the 2007 unsecured revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations. The dividend restriction referred to above provides that, except to enable SL Green to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of December 31, 2010 and 2009, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

        In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust which is a wholly-owned subsidiary of our operating partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Interest payments may be deferred for a period of up to eight consecutive quarters if our operating partnership exercises its right to defer such payments. The trust preferred securities are redeemable, at the option of our operating partnership, in whole or in part, with no prepayment premium any time after July 2010. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

9. Corporate Indebtedness (Continued)

Principal Maturities

        Combined aggregate principal maturities of mortgages and other loans payable, our 2007 unsecured revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2010, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2011	$29,959	$216,656	$—	$—	$84,823	$331,438	$207,738
2012	33,465	110,180	650,000	—	123,171	916,816	61,491
2013	34,089	622,774	—	—	—	656,863	41,415
2014	30,054	177,971	—	—	98,578	306,603	339,184
2015	30,896	229,537	—	—	657	261,090	96,786
Thereafter	139,565	1,745,322	—	100,000	793,316	2,778,203	857,305

	$298,028	$3,102,440	$650,000	$100,000	$1,100,545	$5,251,013	$1,603,919

        Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008
Interest expense	$235,793	$240,606	$299,705
Interest income	(2,146)	(4,306)	(8,169)

Interest expense, net	$233,647	$236,300	$291,536

Interest capitalized	$—	$98	$2,375

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

        Cash and cash equivalents, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items. Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $4.3 billion, compared to the book value of the related fixed rate debt of approximately $4.1 billion at December 31, 2010. Our floating rate debt, inclusive of our 2007 unsecured revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.1 billion, compared to the book value of approximately $1.1 billion at December 31, 2010. Our debt and preferred equity investments had an estimated fair value ranging between

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

10. Fair Value of Financial Instruments (Continued)

$578.3 million and $867.4 million, compared to the book value of approximately $963.8 million at December 31, 2010.

        Disclosure about fair value of financial instruments is based on pertinent information available to us as of December 31, 2010. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11. Rental Income

        The Operating Partnership is the lessor and the sublessor to tenants under operating leases with expiration dates ranging from January 1, 2011 to 2037. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs. Approximate future minimum rents to be received over the next five years and thereafter for non-cancelable operating leases in effect at December 31, 2010 for the consolidated properties, including consolidated joint venture properties, and our share of unconsolidated joint venture properties are as follows (in thousands):

	Consolidated Properties	Unconsolidated Properties
2011	$730,702	$198,861
2012	715,254	196,161
2013	680,088	192,315
2014	628,922	190,958
2015	591,427	160,068
Thereafter	2,766,711	736,246

	$6,113,104	$1,674,609

12. Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

        Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corp. has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Alliance paid the Service Corporation approximately $2.2 million, $1.8 million and $1.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. We paid Alliance approximately $14.2 million, $14.9 million and $15.1 million for three years ended December 31, 2010, respectively, for these services (excluding services provided directly to tenants).

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

12. Related Party Transactions (Continued)

Leases

        Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015. Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green. The rent due pursuant to the lease is $35,516 per annum for year one increasing to $40,000 in year seven. From February 2007 through December 2008, Nancy Peck and Company leased 507 square feet of space at 420 Lexington Avenue pursuant to a lease which provided for annual rental payments of approximately $15,210.

Brokerage Services

        Cushman & Wakefield Sonnenblick-Goldman, LLC, or Sonnenblick, a nationally recognized real estate investment banking firm, provided mortgage brokerage services to us. Mr. Morton Holliday, the father of Mr. Marc Holliday, was a Managing Director of Sonnenblick at the time of the financings. In 2009, we paid approximately $428,000 to Sonnenblick in connection with the purchase of a sub-leasehold interest and the refinancing of 420 Lexington Avenue.

Management Fees

        S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $390,700 in 2010, $351,700 in 2009 and $353,500 in 2008.

Other

        Amounts due from related parties at December 31, 2010 and 2009 consisted of the following (in thousands):

	2010	2009
Due from joint ventures	$1,062	$228
Officers and employees	—	153
Other	5,233	8,189

Related party receivables	$6,295	$8,570

Gramercy Capital Corp.

        See Note 6. Investment in Unconsolidated Joint Ventures—Gramercy Capital Corp. for disclosure on related party transactions between Gramercy and us.

13. Capital

        The Company is the sole general partner of the Operating Partnership and at December 31, 2010 owned 78,306,702 general and limited partnership interests in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as "common units of limited partnership interest" (also referred to as "OP Units") or "preferred units of partnership interest" (also referred to as "Preferred Units"). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company ("Common Stock"), except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of Common Stock. Because the number of shares of Common Stock outstanding at all times equals the number of OP Units that the Company owns, one share of Common Stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of Common Stock. Each series of Preferred Units bears a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

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

Limited Partner Units

        As of December 31, 2010 the other limited partners owned approximately 1.57% (1,249,274 units) of the Operating Partnership. At December 31, 2010, 1,249,274 shares of the Company's Common Stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

Perpetual Preferred Units

        In December 2003, the Company sold 6,300,000 shares of 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, (including the underwriters' over-allotment option of 700,000 shares) with a mandatory liquidation preference of $25.00 per share. The net proceeds were used principally to repay amounts outstanding under our secured and unsecured revolving credit facilities. The Series C preferred stock receives annual dividends of $1.90625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Company may redeem the Series C preferred stock at par for cash at its option. The Series C preferred stock was recorded net of underwriters discount and issuance costs. SL Green contributed the net proceeds of this offering (approximately $152.0 million) to the Operating Partnership in exchange for 6,300,000 Series C cumulative redeemable preferred partnership units.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

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

Dividend Reinvestment and Stock Purchase Plan

        SL Green filed a registration statement with the SEC registering 2,000,000 shares of its common stock for its dividend reinvestment and stock purchase plan, or DRIP. The DRIP commenced on September 24, 2001.

        During the years ended December 31, 2010 and 2009, approximately 250,900 and 180 shares of SL Green's common stock were issued and approximately $11.3 million and $5,000 of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $11.3 million in proceeds received during the year ended December 31, 2010 were contributed to us by SL Green in exchange for an equivalent number of common units. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

        SL Green has a stock option and incentive plan. The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by SL Green's board of directors in April 2010 and SL Green's stockholders in June 2010 at SL Green's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by SL Green's Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by SL Green's stockholders. At December 31, 2010, approximately 5.0 million fungible units were available for issuance under the 2005 Plan, or 6.3 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

        Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

        A summary of the status of SL Green's stock options as of December 31, 2010, 2009 and 2008 and changes during the years then ended are presented below:

	2010		2009		2008
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,324,221	$56.74	937,706	$61.33	1,774,385	$88.21
Granted	180,250	$62.00	443,850	$46.08	446,500	$65.51
Exercised	(109,636)	$31.49	(22,000)	$28.17	(195,680)	$36.08
Lapsed or cancelled	(41,833)	$77.33	(35,335)	$62.75	(1,087,499)	$111.23

Balance at end of year	1,353,002	$58.85	1,324,221	$56.74	937,706	$61.33

Options exercisable at end of year	631,224	$69.42	595,851	$62.17	474,592	$52.55
Weighted average fair value of options granted during the year	$4,333,281		$8,276,500		$5,163,000

        All options were granted within a price range of $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding and exercisable was 4.7 years and 4.4 years, respectively.

        During the fourth quarter of 2008, SL Green and certain of its employees, including its executive officers, agreed to cancel, without compensation, certain employee stock options. These cancellations resulted in a non-cash charge of approximately $8.8 million.

        During the years ended December 31, 2010, 2009, and 2008, we recognized $4.4 million, $2.8 million and $16.5 million of compensation expense, respectively, for these options. As of December 31, 2010 there was approximately $9.4 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3 years.

Stock-based Compensation

        Effective January 1, 1999, SL Green implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including SL Green's executives. The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

of a service period or SL Green meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached. A summary of SL Green's restricted stock as of December 31, 2010, 2009 and 2008 and charges during the years then ended are presented below:

	2010	2009	2008
Balance at beginning of year	2,330,532	1,824,190	1,698,401
Granted	400,925	506,342	128,956
Cancelled	(3,167)	—	(3,167)

Balance at end of year	2,728,290	2,330,532	1,824,190

Vested during the year	153,644	420,050	291,818

Compensation expense recorded	$15,327,206	$23,301,744	$25,611,848

Weighted average fair value of restricted stock granted during the year	$28,269,983	$4,979,218	$12,000,010

        The fair value of restricted stock that vested during the years ended December 31, 2010, 2009 and 2008 was $16.6 million, $28.0 million and $29.1 million, respectively. As of December 31, 2010, there was $14.9 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of 1.7 years.

        For the years ended December 31, 2010, 2009 and 2008, approximately $2.2 million, $1.7 million and $2.8 million, respectively, was capitalized to assets associated with compensation expense related to SL Green's long-term compensation plans, restricted stock and stock options.

2003 Long-Term Outperformance Compensation Program

        SL Green's board of directors adopted a long-term, seven-year compensation program for certain members of senior management. The program provided for restricted stock awards to be made to plan participants if the holders of its common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003. In April 2007, SL Green's compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established. In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan. In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder was scheduled to vest ratably over the subsequent three years based on continued employment. The fair value of the awards under this program on the date of grant was determined to be $3.2 million. This fair value is expensed over the term of the restricted stock award. Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)). We recorded compensation expense of $23,000, $0.1 million and $0.2 million related to this plan during the years ended December 31, 2010, 2009 and 2008, respectively.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

2005 Long-Term Outperformance Compensation Program

        In December 2005, the compensation committee of SL Green's board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan. Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green's total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days. The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of SL Green's outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million. On June 14, 2006, SL Green's compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned. Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period. The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475. Under the terms of the 2005 Outperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned scheduled to vest on each of November 30, 2009 and the first two anniversaries thereafter based on continued employment. The earned LTIP Units are to receive regular quarterly distributions on a per unit basis equal to the dividends per share paid on SL Green's common stock, whether or not they are vested.

        The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period. We recorded approximately $1.6 million, $2.3 million and $3.9 million of compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively, in connection with the 2005 Outperformance Plan.

2006 Long-Term Outperformance Compensation Program

        On August 14, 2006, the compensation committee of SL Green's board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan. Participants in the 2006 Outperformance Plan were entitled to earn LTIP Units in SLGOP if SL Green's total return to stockholders for the three-year period beginning August 1, 2006 exceeded a cumulative total return to stockholders of 30%.; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days. The total number of LTIP Units that could be earned was to be a number having an assumed value of 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to $60.0 million. The 2006 Outperformance Plan provided that if the LTIP Units were earned, each participant would also have been entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period. Those distributions would have been paid in the form of additional LTIP Units. Thereafter, distributions would have been paid currently with respect to all earned LTIP Units, whether vested or unvested. Any LTIP Units earned under the 2006 Outperformance Plan were to remain subject to time-based vesting, with one-third of the awards vesting on each of July 31, 2009 and the first two anniversaries thereafter based on continued employment.

        The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through the final vesting period. We recorded approximately $0.2 million,

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

$0.4 million and $12.2 million of compensation expense during the years ended December 31, 2010, 2009 and 2008, respectively, in connection with the 2006 Outperformance Plan. During the fourth quarter of 2008, SL Green and certain of its employees, including its executive officers, mutually agreed to cancel a portion of the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

        In December 2009, the compensation committee of SL Green's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in SLGOP based on SL Green's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year. The amount of awards earned will range from approximately $15 million if SL Green's aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green's aggregate stock price appreciation during the performance period is 50% or greater. No awards will be earned if SL Green's aggregate stock price appreciation is less than 25%. After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date. SL Green will not pay distributions on any LTIP Units until they are earned, at which time SL Green will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

        Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned. However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan. At SL Green's annual meeting of stockholders on June 15, 2010, SL Green's stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed us to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan. The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $29.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $4.0 million and $0.6 million during the years ended December 31, 2010 and 2009, respectively, related to this program.

Deferred Stock Compensation Plan for Directors

        Under the Company's Independent Director's Deferral Program, which commenced July 2004, SL Green's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The phantom stock units are convertible into an equal number of shares of SL Green's

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

common stock upon such directors' termination of service from SL Green's board of directors or a change in control by SL Green, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the applicable dividend record date for the respective quarter. Each participating non-employee director's account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

        During the year ended December 31, 2010, approximately 10,255 phantom stock units were earned. As of December 31, 2010, there were approximately 58,666 phantom stock units outstanding.

Employee Stock Purchase Plan

        On September 18, 2007, SL Green's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green's business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. SL Green filed a registration statement on Form S-8 with the Securities and Exchange Commission with respect to the ESPP. The common stock will be offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green's stockholders at its 2008 annual meeting of stockholders. As of December 31, 2010, approximately 47,900 shares of SL Green's common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

Earnings per Unit

        Earnings per unit for the years ended December 31, 2010, 2009 and 2008 is computed as follows (in thousands):

Numerator (Income)	2010	2009	2008
Basic Earnings:
Income attributable to SL Green common unitholders	$275,400	$38,890	$375,496
Effect of Dilutive Securities:
Stock options	—	—	—

Diluted Earnings:
Income attributable to SL Green common unitholders	$275,400	$38,890	$375,496

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

13. Capital (Continued)

Denominator Weighted Average (Units)	2010	2009	2008
Basic Shares:
Units available to common unitholders	79,422	71,965	60,336
Effect of Dilutive Securities:
3.0% exchangeable senior debentures due 2017	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—
4.0% exchangeable senior debentures	—	—	—
Stock-based compensation plans	339	79	262

Diluted Units	79,761	72,044	60,598

        We have excluded approximately 804,800, 772,529 and 1,458,754 common unit equivalents from the diluted units outstanding for the years ended December 31, 2010, 2009 and 2008, respectively, as they were anti-dilutive.

14. Benefit Plans

        The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. Contributions to these plans amounted to approximately $11.7 million, $10.7 million and $10.1 million during the years ended December 31, 2010, 2009 and 2008, respectively. Separate actuarial information regarding such plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit.

401(K) Plan

        In August 1997, SL Green implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2000, SL Green amended its 401(K) Plan to include a matching contribution, subject to ERISA limitations, equal to 50% of the first 4% of annual compensation deferred by an employee. During 2003, SL Green amended its 401(K) Plan to provide for discretionary matching contributions only. For 2010, 2009 and 2008, a matching contribution equal to 50% of the first 6% of annual compensation was made. For the years ended December 31, 2010, 2009 and 2008, SL Green made matching contributions of approximately $450,000, $450,000 and $503,000, respectively.

15. Commitments and Contingencies

        SL Green and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business. Management believes the costs, if any, incurred by us and our Operating Partnership related to this litigation will not materially affect our financial position, operating results or liquidity.

        SL Green entered into employment agreements with certain executives, which expire between January 2013 and December 2013. The minimum cash-based compensation, including base salary and guaranteed bonus payments, associated with these employment agreements totals approximately $4.5 million for 2011. In addition these employment agreements provide for deferred compensation awards based on SL Green's stock price and

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

15. Commitments and Contingencies (Continued)

which were valued at approximately $1.0 million on the grant date. The value of these awards may change based on fluctuations in SL Green's stock price.

        We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011. The second portfolio maintains a limit of $600.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. The second property policy expires on December 31, 2011. Additional coverage may be purchased on a stand-alone basis for certain assets. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2011.

        In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability and D&O coverage. Belmont has purchased reinsurance to reinsure the retained insurance risks not covered by other insurance.

        Belmont is a form of self-insurance. We are responsible for the liquidity and capital resources of Belmont and its accounts are included in our consolidated financial statements. All losses required to be paid by Belmont are recorded as losses by us.

        Belmont had loss reserves of approximately $6.1 million and $4.3 million as of December 31, 2010 and 2009, respectively.

        In March 1998, we acquired an operating sub-leasehold position at 420 Lexington Avenue. The operating sub-leasehold position required annual ground lease payments totaling $6.0 million and sub-leasehold position payments totaling $1.1 million (excluding an operating sub-lease position purchased in January 1999). In June 2007, we renewed and extended the maturity date of the ground lease at 420 Lexington Avenue through December 31, 2029, with an option for further extension through 2080. Ground lease rent payments through 2029 will total approximately $10.9 million per year. Thereafter, the ground lease will be subject to a revaluation by the parties thereto.

        In June 2009, we acquired an operating sub-leasehold position at 420 Lexington Avenue for approximately $7.7 million. These sub-leasehold positions were scheduled to mature in December 2029. In October 2009, we acquired the remaining sub-leasehold position for $7.6 million.

        The property located at 711 Third Avenue operates under an operating sub-lease, which expires in 2083. Under the sub-lease, we are responsible for ground rent payments of $1.55 million annually through July 2011 on the 50% portion of the fee we do not own. The ground rent is reset after July 2011 based on the estimated fair market value of the property. In September 2010, we acquired the sub-lease hold position at 711 Third Avenue for approximately $3.7 million.

        The property located at 461 Fifth Avenue operates under a ground lease (approximately $2.1 million annually) with a term expiration date of 2027 and with two options to renew for an additional 21 years each,

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

15. Commitments and Contingencies (Continued)

followed by a third option for 15 years. We also have an option to purchase the ground lease for a fixed price on a specific date.

        The property located at 625 Madison Avenue operates under a ground lease (approximately $4.6 million annually) with a term expiration date of 2022 and with two options to renew for an additional 23 years.

        The property located at 1185 Avenue of the Americas operates under a ground lease (approximately $8.5 million in 2010 and $6.9 million annually thereafter) with a term expiration of 2020 and with an option to renew for an additional 23 years.

        In April 1988, the SL Green predecessor entered into a lease agreement for the property at 673 First Avenue, which has been capitalized for financial statement purposes. Land was estimated to be approximately 70% of the fair market value of the property. The portion of the lease attributed to land is classified as an operating lease and the remainder as a capital lease. The initial lease term is 49 years with an option for an additional 26 years. Beginning in lease years 11 and 25, the lessor is entitled to additional rent as defined by the lease agreement.

        We continue to lease the 673 First Avenue property, which has been classified as a capital lease with a cost basis of $12.2 million and cumulative amortization of $5.8 million and $5.5 million at December 31, 2010 and 2009, respectively.

        The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of December 31, 2010 (in thousands):

December 31,	Capital lease	Non-cancellable operating leases
2011	$1,555	$28,929
2012	1,555	28,179
2013	1,555	28,179
2014	1,555	28,179
2015	1,593	28,179
Thereafter	44,056	552,421

Total minimum lease payments	51,869	$694,066

Less amount representing interest	(34,825)

Present value of net minimum lease payments	$17,044

16. Financial Instruments: Derivatives and Hedging

        We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

16. Financial Instruments: Derivatives and Hedging (Continued)

        The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at December 31, 2010 based on Level 2 information pursuant to ASC 810-10. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$128,000	6.000%	2/2010	2/2011	$—
Interest Rate Cap	$110,180	6.000%	2/2011	2/2012	$2
Interest Rate Cap	$139,672	5.000%	1/2010	1/2011	$—
Interest Rate Cap	$139,672	5.000%	1/2011	1/2012	$2
Interest Rate Swap	$30,000	2.295%	7/2010	6/2016	$(132)
Currency Hedge	$20,748	1.55185GBP-USD	9/2010	12/2012	$131

        The currency hedge has not been designated as a hedging instrument.

        On December 31, 2010, the derivative instruments were reported as an obligation at their fair value of approximately $3,000. This is included in Other Liabilities on the consolidated balance sheet at December 31, 2010. Included in Accumulated Other Comprehensive Loss at December 31, 2010 was approximately $14.0 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $18.3 million. Currently, all of our designated derivative instruments are effective hedging instruments.

        In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges. This payment is included in financing activities in the statement of cash flows. This loss will be amortized over the 10-year term of the related financing. This loss is included in the $14.0 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives was $32.3 million and $29.8 million at December 31, 2010 and 2009, respectively.

        Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as a reduction to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that approximately $1.4 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

        We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

16. Financial Instruments: Derivatives and Hedging (Continued)

        The following table presents the effect of our derivative financial instruments and our share of our joint venture's derivative financial instruments on the Statements of Income as of December 31, 2010 and 2009 (in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Year Ended		Amount of (Loss) or Gain Reclassified from Accumulated Other Comprehensive Loss into Interest Expense/ Equity in net income of unconsolidated joint ventures (Effective Portion) For the Year Ended		Amount of (Loss) or Gain Recognized in Interest Expense (Ineffective Portion) For the Year Ended
Designation\Cash Flow	Derivative	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
Qualifying	Interest Rate Swaps/Caps	$(17,619)	$(15,560)	$(12,661)	$(12,293)	$(1,329)	$(1)

17. Environmental Matters

        SL Green's management believes that the properties are in compliance in all material respects with applicable Federal, state and local ordinances and regulations regarding environmental issues. Management is not aware of any environmental liability that it believes would have a materially adverse impact on our financial position, results of operations or cash flows. Management is unaware of any instances in which it would incur significant environmental cost if any of the properties were sold.

18. Segment Information

        We engage in owning, managing, leasing, acquiring and repositioning commercial office and retail properties in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity investments. Our investment in Gramercy and its related earnings are included in the debt and preferred equity segment. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

        Our real estate portfolio is primarily located in the geographical markets of the New York Metropolitan area. The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue. Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties). See Note 5 for additional details on our debt and preferred equity investments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

18. Segment Information (Continued)

        Selected results of operations for the years ended December 31, 2010, 2009 and 2008, and selected asset information as of December 31, 2010 and 2009, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Year ended:
December 31, 2010	$953,320	$147,926	$1,101,246
December 31, 2009	930,239	65,608	995,847
December 31, 2008	954,096	110,919	1,065,015
Income (loss) from continuing operations before equity in net gain on sale of unconsolidated joint venture/ partial interest:
Year ended:
December 31, 2010	$28,744	$120,585	$149,329
December 31, 2009	155,700	(89,659)	66,041
December 31, 2008	(31,587)	(26,503)	(58,090)
Total assets
As of:
December 31, 2010	$10,330,043	$970,251	$11,300,294
December 31, 2009	9,698,430	789,147	10,487,577

        Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our unsecured revolving credit facility borrowing cost. We also allocate loan loss reserves to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (approximately $75.9 million, $74.0 million and $104.6 million for the years ended December 31, 2010, 2009 and 2008, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.

        There were no transactions between the above two segments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

18. Segment Information (Continued)

        The table below reconciles income from continuing operations to net income attributable to SLGOP common unitholders for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Years ended December 31,
	2010	2009	2008
Income (loss) from continuing operations before equity in net gain on sale of unconsolidated joint venture/ partial interest	$149,329	$66,041	$(58,090)
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	128,922	6,691	103,056

Net income from continuing operations	278,251	72,732	44,966
Net income from discontinued operations	5,420	5,774	10,509
Gain (loss) on sale of discontinued operations	35,485	(6,841)	348,573

Net income	319,156	71,665	404,048
Net income attributable to noncontrolling interests in other partnerships	(14,007)	(12,900)	(8,677)

Net income attributable to SLGOP	305,149	58,765	395,371
Preferred unit dividends	(29,749)	(19,875)	(19,875)

Net income attributable to SLGOP common unitholders	$275,400	$38,890	$375,496

19. Supplemental Disclosure of Non-Cash Investing and Financing Activities

        The following table provides information on non-cash investing and financing activities (in thousands):

	Years ended December 31,
	2010	2009
Issuance of common units as deferred compensation	$537	$583
Redemption of units in the operating partnership	12,091	29,150
Derivative instruments at fair value	15,299	21,991
Tenant improvements and capital expenditures payable	1,981	1,146
Debt and preferred equity and other investments acquired	30,000	13,831
Other non-cash adjustments-investing	302,187	—
Fair value adjustment to noncontrolling interest in operating partnership	18,948	23,217
Mortgage assigned upon asset sale	—	113,517
Assumption of mortgage loans	803,921	—
Deconsolidation of real estate investments—assets	60,783	—
Deconsolidation of real estate investments—liabilities	47,533	—

20. Quarterly Financial Data (unaudited)

        We are providing updated summary selected quarterly financial information, which is included below reflecting the prior period reclassification as discontinued operations of the properties sold during 2010.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

20. Quarterly Financial Data (unaudited) (Continued)

        Quarterly data for the last two years is presented in the tables below (in thousands).

2010 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$267,245	$323,280	$255,845	$254,876

Income net of noncontrolling interest and before gain on sale	12,376	83,350	19,809	21,197
Equity in net gain on sale of interest in unconsolidated joint venture/ real estate	1,633	520	126,769	—
Loss on early extinguishment of debt	—	(511)	(1,276)	(113)
Gain (loss) on investment in marketable securities	775	—	—	(285)
Net income from discontinued operations	—	1,987	1,748	1,685
Gain on sale of discontinued operations	—	35,485	—	—

Net income (loss) before preferred distributions	14,784	120,831	147,050	22,484
Preferred unit distributions	(7,545)	(7,545)	(7,545)	(7,114)

Income (loss) attributable to SLGOP common unitholders	$7,239	$113,286	$139,505	$15,370

Net income per common unit-Basic	$0.09	$1.43	$1.76	$0.19

Net income per common unit-Diluted	$0.09	$1.42	$1.75	$0.19

2009 Quarter Ended	December 31	September 30	June 30	March 31
Total revenues	$243,040	$245,769	$248,251	$258,787

Income (loss) net of noncontrolling interests and before gains on sale	(647)	3,885	(9,860)	(25,279)
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/ real estate	—	(157)	(2,693)	9,541
Gain on early extinguishment of debt	606	8,368	29,321	47,712
Gain (loss) on equity investment in marketable securities	(232)	(52)	127	(807)
Net income from discontinued operations	1,593	1,863	999	1,319
Gain (loss) on sale of discontinued operations	(1,741)	(11,672)	—	6,572

Net income (loss) before preferred distributions	(421)	2,235	17,894	39,058
Preferred unit distributions	(4,969)	(4,969)	(4,969)	(4,969)

Income (loss) attributable to SLGOP common unitholders	$(5,390)	$(2,734)	$12,925	$34,089

Net (loss) income per common unit-Basic	$(0.07)	$(0.03)	$0.19	$0.57

Net (loss) income per common unit-Diluted	$(0.07)	$(0.03)	$0.18	$0.57

21. Subsequent Events

        In January 2011, we purchased CIF's 49.9% interest in 521 Fifth Avenue, thereby assuming full ownership of the building. The transaction values the consolidated interest at approximately $245.7 million.

        In January 2011, we repaid our $84.8 million, 5.15% unsecured notes at par on their maturity date.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

21. Subsequent Events (Continued)

        In January 2011, we, along with The Moinian Group, completed the recapitalization of 3 Columbus Circle. The recapitalization included a $138 million equity investment by SL Green, a portion of which was in the form of limited partnership units. We believe the property is now fully capitalized for all costs necessary to complete the redevelopment and lease-up of the building. The previously existing mortgage has been refinanced with a bridge loan provided by SL Green and Deutsche Bank, which we intend to be further refinanced by third party lenders at a later date.

        On February 10, 2011, SL Green and the Operating Partnership entered into ATM Equity Offering Sales Agreements with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated, to sell shares of the Company's common stock, from time to time, through a $250.0 million "at the market" equity offering program under which Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. Incorporated are acting as sales agents. As of February 22, 2011, SL Green sold approximately 2.0 million shares its common stock through the program for aggregate proceeds of $144.1 million. The net proceeds from these transactions (approximately $144.1 million) were contributed to the Operating Partnership in exchange for 2.0 million common units.

SL Green Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
673 First Ave(1)	$30,781	$—	$35,727	$—	$14,501	$—	$50,228	$50,228	$19,665	1928	8/1997	Various
420 Lexington Ave(1)	149,141	—	107,832	—	104,314	—	212,146	212,146	59,334	1927	3/1998	Various
711 Third Avenue(1)	120,000	19,844	42,499	—	27,722	19,843	70,221	90,064	20,439	1955	5/1998	Various
555 W. 57th Street(1)	—	18,846	78,704	—	24,727	18,846	103,431	122,277	32,722	1971	1/1999	Various
317 Madison Ave(1)	—	21,205	85,559	—	27,784	21,205	113,343	134,548	37,347	1920	6/2001	Various
220 East 42nd Street(1)	194,758	50,373	203,727	635	23,737	51,008	227,464	278,472	49,291	1929	2/2003	Various
461 Fifth Avenue(1)	—	—	62,695	—	4,344	—	67,039	67,039	13,019	1988	10/2003	Various
750 Third Avenue(1)	—	51,093	205,972	—	26,812	51,093	232,784	283,877	39,261	1958	7/2004	Various
625 Madison Ave(1)	132,209	—	246,673	—	22,112	—	268,785	268,785	44,406	1956	10/2004	Various
28 West 44th Street(1)	122,007	21,102	84,455	—	10,832	21,102	95,287	116,389	17,345	1919	2/2005	Various
485 Lexington Avenue(1)	450,000	77,517	326,825	765	78,032	78,282	404,857	483,139	67,339	1956	12/2004	Various
609 Fifth Avenue(1)	128,224	36,677	145,954	—	2,162	36,677	148,116	184,793	16,785	1925	6/2006	Various
1 Madison Avenue(1)	640,076	172,641	654,394	905	11,480	173,546	665,875	839,421	56,682	1960	8/2007	Various
331 Madison Avenue(1)	—	14,763	65,241	—	620	14,763	65,861	80,624	6,973	1923	4/2007	Various
333 West 34th Street(1)	—	36,711	146,880	—	16,170	36,711	163,050	199,761	13,909	1954	6/2007	Various
120 West 45th Street(1)	170,000	60,766	250,922	—	4,596	60,766	255,518	316,284	27,775	1998	1/2007	Various
810 Seventh Avenue(1)	—	114,077	476,386	—	28,398	114,077	504,784	618,861	52,230	1970	1/2007	Various
919 Third Avenue(1)(5)	219,879	223,529	1,033,198	35,410	3,868	258,939	1,037,066	1,296,005	104,207	1970	1/2007	Various
1185 Avenue of the Americas(1)	—	—	728,213	—	19,010	—	747,223	747,223	83,980	1969	1/2007	Various
1350 Avenue of the Americas(1)	—	91,038	380,744	—	13,273	91,038	394,017	485,055	42,198	1966	1/2007	Various
100 Church Street(1)	139,672	32,494	79,996	—	15,161	32,494	95,157	127,651	3,608	1959	1/2010	Various
125 Park Avenue(1)	146,250	120,900	189,714	—	13,211	120,900	202,925	323,825	2,407	1923	10/2010	Various
2 Herald Square(7)	191,250	92,655	—	—	—	92,655	—	92,655	—	—	12/2010	Various
885 Third Avenue(7)	267,650	131,766	—	—	—	131,766	—	131,766	—	—	12/2010	Various
292 Madison Avenue(7)	59,099	23,803	—	—	—	23,803	—	23,803	—	—	12/2010	Various
Williamsburg	—	3,677	14,708	—	—	3,677	14,708	18,385	—	2010	12/2010	Various
1100 King Street - 1-7 International Drive(2)	—	49,392	104,376	2,050	3,207	51,442	107,583	159,025	13,698	1983/1986	1/2007	Various
520 White Plains Road(2)	—	6,324	26,096	—	2,035	6,324	28,131	34,455	3,492	1979	1/2007	Various
115-117 Stevens Avenue(2)	—	5,933	23,826	—	4,417	5,933	28,243	34,176	3,667	1984	1/2007	Various
100 Summit Lake Drive(2)	—	10,526	43,109	—	4,033	10,526	47,142	57,668	5,527	1988	1/2007	Various
200 Summit Lake Drive(2)	—	11,183	47,906	—	1,509	11,183	49,415	60,598	5,581	1990	1/2007	Various
500 Summit Lake Drive(2)	—	9,777	39,048	—	3,318	9,777	42,366	52,143	4,097	1986	1/2007	Various
140 Grand Street(2)	—	6,865	28,264	—	2,627	6,865	30,891	37,756	3,463	1991	1/2007	Various
360 Hamilton Avenue(2)	—	29,497	118,250	—	3,321	29,497	121,571	151,068	13,641	2000	1/2007	Various
1-6 Landmark Square(3)	110,180	50,947	195,167	—	9,407	50,947	204,574	255,521	21,915	1973-1984	1/2007	Various
7 Landmark Square(3)	—	2,088	7,748	(138)	(163)	1,950	7,585	9,535	—	2007	1/2007	Various
300 Main Street(3)	11,500	3,025	12,889	—	972	3,025	13,861	16,886	1,627	2002	1/2007	Various
680 Washington Boulevard(3)(6)	—	11,696	45,364	—	3,618	11,696	48,982	60,678	5,159	1989	1/2007	Various
750 Washington Boulevard(3)(6)	—	16,916	68,849	—	2,622	16,916	71,471	88,387	7,895	1989	1/2007	Various
1010 Washington Boulevard(3)	—	7,747	30,423	—	2,146	7,747	32,569	40,316	3,533	1988	1/2007	Various
1055 Washington Boulevard(3)	—	13,516	53,228	—	1,260	13,516	54,488	68,004	5,827	1987	6/2007	Various
500 West Putnam Avenue(3)	25,000	11,210	44,782	—	2,812	11,210	47,594	58,804	4,829	1973	1/2007	Various
150 Grand Street(2)	—	1,371	5,446	—	8,661	1,371	14,107	15,478	—	1962	1/2007	Various
400 Summit Lake Drive(2)	—	38,889	—	222	—	39,111	—	39,111	—	—	1/2007	Various
125 Chubb Way(4)	—	5,884	25,958	—	10,336	5,884	36,294	42,178	—	2008	1/2008	Various
Other(6)	—	1,130	—	979	13,092	2,109	13,092	15,201	1,420	—	—	Various

	$3,307,676	$1,709,392	$6,567,747	$40,828	$572,097	$1,750,220	$7,139,844	$8,890,064	$916,293	—	—	—

(1)
Property located in New York, New York.

(2)
Property located in Westchester County, New York.

(3)
Property located in Connecticut.

(4)
Property located in New Jersey.

(5)
We own a 51% interest in this property.

(6)
Other includes tenant improvements at eEmerge, capitalized interest and corporate improvements.

(7)
See Note 3 to the consolidated financial statements.

SL Green Operating Partnership, L.P.
Schedule III—Real Estate And Accumulated Depreciation
December 31, 2010
(Dollars in thousands)

        The changes in real estate for the three years ended December 31, 2010 are as follows:

	2010	2009	2008
Balance at beginning of year	$8,257,100	$8,201,789	$8,622,496
Property acquisitions	703,721	16,059	67,751
Improvements	97,099	92,117	160,363
Retirements/disposals/deconsolidation	(167,856)	(52,865)	(648,821)

Balance at end of year	$8,890,064	$8,257,100	$8,201,789

        The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes at December 31, 2010 was approximately $6.8 billion.

        The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the three years ended December 31, 2010, are as follows:

	2010	2009	2008
Balance at beginning of year	$738,422	$546,545	$381,510
Depreciation for year	209,472	210,436	203,904
Retirements/disposals/deconsolidation	(31,601)	(18,559)	(38,869)

Balance at end of year	$916,293	$738,422	$546,545

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of
Rock-Green, Inc.

        We have audited the accompanying consolidated balance sheet of Rock-Green, Inc. (the "Company") as of December 31, 2009 and the related consolidated statements of income, changes in equity and cash flows for the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rock-Green, Inc. at December 31, 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 16, 2010

Rock-Green, Inc.

Consolidated Balance Sheet

December 31, 2009

(Dollars in thousands)

2009
Assets
Current Assets:
Cash and cash equivalents	$41,589
Accounts receivable, net of allowance of $85	580
Due from related parties	113
Prepaid expenses	2,746

45,028
Fixed Assets, at cost:
Land	24,508
Building and improvements	234,303
Other fixed assets	1,201

260,012
Less accumulated depreciation	(146,585)

113,427
Deferred costs, net of accumulated amortization of $64,693	50,115
Deferred rents receivable, net	65,257
Other assets	2,240

Total Assets	$276,067

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,767
Due to related parties	5,404
Accrued federal, state and local taxes	25
Deferred revenue	10,704
Loan payable	170,000
Other current liabilities	2,646

192,546
Other non-current liabilities	2,721

Total Liabilities	195,267
Stockholders' Equity:
Preferred stock, $1,000 par value; 125 shares, authorized, issued and outstanding	125
Common stock, $2 par value; 2,000 shares, authorized, issued and outstanding	4
Additional paid-in capital	64,887
Accumulated other comprehensive loss	(2,647)
Retained earnings	18,431

Total Stockholders' Equity	80,800

Total Liabilities and Stockholders' Equity	$276,067

Rock-Green, Inc.

Consolidated Statements of Income

(Dollars in thousands)

	Period January 1 to April 30,	Year Ended December 31,	Year Ended December 31
	2010	2009	2008
	(unaudited)
Rental Revenues:
Fixed, percentage and consideration revenues	$41,850	$128,998	$122,816
Operating and real estate tax escalations	7,193	23,296	22,114
Rental revenues—related parties	1,630	3,676	3,521

Total Rental Revenues	50,673	155,970	148,451
Sales of services	3,336	9,890	10,666
Sales of services—related parties	106	306	289

Total Revenues	54,115	166,166	159,406

Operating Expenses:
Real estate taxes	11,918	34,619	30,128
Building operating expenses	7,320	23,291	26,581
Building operating expenses—related parties	3,139	9,448	9,123
Cost of service sales	2,171	6,568	6,721
Cost of service sales—related parties	54	157	146

Total Operating Expenses	24,602	74,083	72,699

Gross Operating Profit	29,513	92,083	86,707
Other Operating Expense (Income):
Interest expense	1,741	5,459	8,504
Interest income	(29)	(147)	(961)
Depreciation expense	1,762	5,318	5,302
Amortization expense	3,553	10,793	7,227
General and administrative expense (income)	(31)	151	(28)
Other income	—	(240)	(382)

Income before provision (benefit) for taxes	22,517	70,749	67,045
Provision (benefit) for taxes	—	1	(105)

Net Income	$22,517	$70,748	$67,150

Rock-Green, Inc.

Consolidated Statements of Changes in Equity

Period January 1 to April 30, 2010 (unaudited) and Years ended December 31, 2009 and 2008

(Dollars in thousands)

	Total	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
Balances at December 31, 2007	110,082	4	125	64,887	(1,688)	46,754
Net income for the year	67,150	—	—	—	—	67,150
Other comprehensive loss	(2,525)	—	—	—	(2,525)	—

Total comprehensive income	64,625	—	—	—	—	—
Dividend	(77,205)	—	—	—	—	(77,205)

Balances at December 31, 2008	97,502	4	125	64,887	(4,213)	36,699
Net income for the year	70,748	—	—	—	—	70,748
Other comprehensive income	1,566	—	—	—	1,566	—

Total comprehensive income	72,314	—	—	—	—	—
Dividend	(89,016)	—	—	—	—	(89,016)

Balances at December 31, 2009	80,800	4	125	64,887	(2,647)	18,431
Net income for the year	22,517	—	—	—	—	22,517
Other comprehensive income	562	—	—	—	562	—

Total comprehensive income	23,079	—	—	—	—	—
Dividend	(17,715)	—	—	—	—	(17,715)

Balances at April 30, 2010 (unaudited)	$86,164	$4	$125	$64,887	$(2,085)	$23,233

Rock-Green, Inc.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Period January 1 to April 30,	Year Ended December 31,	Year Ended December 31
	2010	2009	2008
	(unaudited)
Cash Flows from Operating Activities:
Net income	$22,517	$70,748	$67,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,315	16,111	12,529
Accretion of interest	50	139	131
Deferred rents receivable, net	2,608	5,805	254
Changes in certain assets and liabilities	(5,394)	5,398	(5,627)
Increase (decrease) due to related parties, net	(4,166)	1,980	2,874

Net cash provided by operating activities	20,930	100,181	77,311

Cash Flows from Investing Activities:
Capital expenditures	(1,212)	(2,968)	(1,493)
Deferred expenses paid	(19)	(7,506)	(1,385)

Net cash used by investing activities	(1,231)	(10,474)	(2,878)

Cash Flows from Financing Activities:
Dividend distributions	(17,715)	(89,016)	(77,205)

Net increase (decrease) in cash and cash equivalents	1,984	691	(2,772)
Cash and cash equivalents, beginning of period	41,589	40,898	43,670

Cash and cash equivalents, end of period	$43,573	$41,589	$40,898

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest expense	$1,158	$4,893	$8,073

Rock-Green, Inc.

Notes to the Consolidated Financial Statements

1. Organization

        Rock-Green, Inc., (the "Company") a New York State corporation, is 55% owned by Rockefeller Group International, Inc. (RGII) and 45% owned by Green Hill Acquisition, LLC, a wholly owned subsidiary of SL Green Realty Corp. The Company owns and operates a 2.5 million square foot office building (the "Property") known as the McGraw-Hill Building located at 1221 Avenue of the Americas, New York, New York. In addition, the Company owns two adjacent properties totaling approximately 17,000 square feet. In May 2010, Green Hill Acquisition, LLC sold its 45% interest to Canada Pension Plan Investment Board (CPPIB) REI US RE-5, Inc.

2. REIT Election

        The Company made an election to qualify as a REIT under the Tax Code for the taxable year ending December 31, 2004 and for all subsequent years.

        The Company had historically been subject to taxes as a C corporation. The Company elected to be taxed as a REIT, commencing with its taxable year ending December 31, 2004, upon the filing of its federal income tax return for that year. Qualification and taxation as a REIT depends upon the Company's ability to satisfy various asset, income and distribution requirements on a continuing basis. The Company believes that its organizational and operational structure as well as its intended distributions will enable it to qualify as a REIT and maintain such status in the future. As a REIT, the Company is entitled to a deduction for dividends that it pays and therefore is not subject to federal income tax on its taxable income that is currently distributed to its shareholders.

        The Company has formed a wholly owned subsidiary to provide certain services to tenants. The subsidiary is subject to tax on income earned from these services.

        In order to enable the Company to qualify as a REIT in 2004, the Company was required to pay a dividend of its accumulated Earnings & Profits by the end of 2003. Accordingly, the Company paid a dividend of $230 million, which it believes to be sufficient to meet this requirement.

        Also to satisfy ownership requirements for a REIT, the Company issued 125 shares of $1,000 par value non-voting preferred stock. These shareholders are entitled to receive dividends semiannually at a per annum rate equal to 12.5% of the liquidation value of $1,000 per share. This preferred stock is redeemable by the Company for $1,000 per share, plus accumulated and unpaid dividends and includes a redemption premium if the stock is redeemed before the year 2009.

        As a REIT, the Company will be subject to corporate level tax ("built-in gains tax") on any appreciated property (i.e., property whose fair market value exceeds its adjusted tax basis as of the date of conversion) that it owned as of the date of conversion to a REIT if such property is disposed of in a taxable transaction at any time through 2013. The built-in gains tax applies to that portion of the gain equal to the excess of the fair market value of the property over its tax basis as of the date of conversion. The Company does not intend to enter into any taxable sale of its property during this period.

3. Basis of Presentation and Significant Accounting Policies

        (a)   Principles of consolidation

        The consolidated financial statements include accounts of the Company and its subsidiaries, all of which are wholly-owned by the Company. All significant intercompany balances and transactions have been eliminated.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

        (b)   Cash and cash equivalents

        The Company considers all highly liquid financial instruments purchased with maturity of three months or less to be cash equivalents.

        (c)   Fixed assets

        Land, building and improvements, and other fixed assets are carried at cost. Expenditures for maintenance and repairs are expensed as incurred. All direct and indirect costs of acquisition of the building have been capitalized.

        Depreciation is computed using the straight-line method over the estimated useful lives of the building (50 years) and other depreciable assets (5-35 yrs).

        The Company's long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. If this review indicates that the carrying value will not be recoverable, as determined based on the projected undiscounted future cash flows, the carrying value is reduced to its estimated fair value. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

        (d)   Revenue recognition

        The Company accounts for all leases as operating leases. Deferred rents receivable, net, including free rental periods and lease arrangements allowing for increasing base rental payments, are accounted for in a manner that provides an even amount of fixed lease revenues over the respective lease terms.

        Differences between rental income recognized and amounts due per the respective lease agreements are credited or charged, as applicable, to deferred rents receivable. The Company reduced rents by $2,608,000, $5,805,000 and $254,000 over amounts contractually due pursuant to tenant lease terms for the period January 1 to April 30, 2010 (unaudited) and for the years ended December 31, 2009 and 2008, respectively.

        (e)   Fair value of financial instruments

        Valuation methodologies were applied to the Company's financial assets and liabilities carried at fair value, which consist solely of the interest rate swap agreements. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, then fair value is based upon internally developed models that primarily use inputs that are market-based or independently-sourced market parameters, including interest rate yield curves.

        While the Company believes its valuation methods are appropriate and consistent with other market participants, considerable judgment is required in interpreting market data to develop estimates of fair value. As a result, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in different estimates of fair value and the differences could be material. Furthermore, the methods described above may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values.

        (f)    Accounts receivable

        The Company makes estimates of the uncollectability of its accounts receivable related to base rents, tenant escalations and reimbursements, and other revenues. The Company analyzes accounts receivable and historical bad debt levels, customer credit worthiness and current economic trends when evaluating the adequacy of the

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

allowance for doubtful accounts. The Company wrote off approximately $11,000 of accounts receivable in 2009. There were no write-offs for the period January 1 to April 30, 2010 (unaudited).

        (g)   Deferred costs

        Deferred costs, which represent certain expenditures incurred in obtaining new tenants and preparing the premises for occupancy, are amortized using the straight-line method over the terms of the related tenants' leases or its estimated useful life, whichever is shorter.

        Deferred costs incurred in connection with obtaining debt financing are being amortized over the term of the loan using the straight-line method, which approximates the effective interest rate method.

        (h)   Use of estimates

        The preparation of financial statements in conformity with US generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

        (i)    Accounting for derivative instruments and hedging activities

        All derivative instruments are recorded on the balance sheet at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction.

        For cash-flow hedge transactions in which the Company is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in fair value of the derivative instrument are reported in other comprehensive income (loss). The gains and losses on the derivative instrument that are reported in other comprehensive income (loss) are reclassified to earnings in the periods in which earnings are impacted by the variability of the cash flows of the hedged item. The ineffective portion of the change in the fair value of the derivative is recognized directly in earnings.

        (j)    Concentration of Company's revenue and credit risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments in excess of insured amounts and tenant receivables. The Company places its cash investments with high quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits. Although these security deposits are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with releasing the space.

        (k)   Recent accounting pronouncements

        In September 2006, the FASB issued guidance for using fair value to measure assets and liabilities. This guidance was effective for financial assets and financial liabilities for fiscal years beginning after November 15, 2007. In February 2008, the FASB delayed the effective date of this guidance for nonrecurring measurements of nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity's financial position,

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

3. Basis of Presentation and Significant Accounting Policies (Continued)

results of operations, and cash flows. This guidance was effective on January 1, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2009, the FASB provided additional guidance on estimating fair value when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability. This update also provides additional guidance on circumstances that may indicate that a transaction is not orderly. Additional disclosures about fair value measurements in annual and interim reporting periods are also required. This guidance was effective for interim and annual reporting periods ending after June 15, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

4. Asset Retirement Obligation

        A conditional asset retirement obligation ("CARO") is an obligation that is settled at the time an asset is retired or disposed of and for which the timing and/or method of settlement are conditional on future events. A CARO must be recorded if the liability can be reasonably estimated. Management has reasonably estimated the liability to remediate asbestos which exists in certain limited areas of the Property.

        The changes in the carrying amount of the asset retirement obligation are as follows:

($000s)	2009
Asset retirement obligation at January 1	$3,088
Change in estimates, net	—
Payments during the year	(532)
Accretion of interest	139

Asset retirement obligation at December 31	2,695
Less current	—

Non-current	$2,695

        The above asset retirement obligations at December 31, 2009 are reflected in accounts payable and accrued expenses and other non-current liabilities in the accompanying consolidated balance sheet. The accretion of interest for the period January 1 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008 are reflected in interest expense in the accompanying consolidated statements of income. Management estimated that the asbestos remediation will be completed by 2019.

5. Loan Payable

        The Company had a $170 million loan with a financial institution with a maturity date of December 23, 2010. The Loan bears interest at the option of the Company at the Adjusted Eurodollar Rate (Eurodollar Rate plus a margin) or the Adjusted Base Rate (Base Rate plus a margin, with Base Rate defined as the greater of Federal Fund Rate plus a margin or the Prime Rate). Interest is due on the outstanding principal balance in arrears. The loan carried an average interest rate of 2.73%, 2.88% and 4.68% during the period January 1 to April 30, 2010 (unaudited), 2009 and 2008, respectively, and requires periodic interest payments. The interest rate at April 30, 2010 (unaudited), December 31, 2009 and 2008 was 1.03%, 1.0% and 1.60%, respectively. Total interest expense under this loan was $1,548,000 during the period January 1 to April 30, 2010 (unaudited), $4,899,000 in 2009 and

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

5. Loan Payable (Continued)

$7,951,000 in 2008, and is included in interest expense in the accompanying consolidated statements of income. The entire outstanding principal balance is payable on the maturity date.

        The estimated fair value of the loan was determined by management, using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop the estimated fair value. Accordingly, the estimate presented herein is not necessarily indicative of the amount the Company could realize on disposition of the loan. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amount.

        Accordingly, the loan had an estimated fair value of approximately $169.2 million which was $0.8 million less than book value at December 31, 2009.

        During 2005, the Company entered into a $30 million interest rate swap agreement with a bank to hedge $30 million of the $170 million loan. This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.56% for the remaining term of the loan. The fair market value of this interest rate swap agreement, which was a liability of $1,236,000 at December 31, 2009, is recorded on the accompanying consolidated balance sheets in other current liabilities and accumulated other comprehensive income / (loss). Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income / (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that the amount of the losses on the derivative instruments reported in other comprehensive income that will be re-classified into earnings within the next 12 months through an increase in interest expense will be $1,236,000.

        During 2006, the Company entered into an additional $35 million interest rate swap agreement with a bank to hedge an additional $35 million of the $170 million loan. This transaction protects the Company from volatility in interest expense on the hedged portion by effectively fixing the interest rate at 5.47% for the term of the loan. The fair market value of this interest rate swap agreement, which was a liability of $1,410,000 at December 31, 2009, is recorded on the accompanying consolidated balance sheet in other current liabilities and accumulated other comprehensive income / (loss). Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income / (loss) will be reclassified into earnings as an increase or reduction to interest expense in the same periods in which the hedged interest payments affect earnings. The Company estimates that the amount of the losses on the derivative instruments reported in other comprehensive income that will be re-classified into earnings within the next 12 months through an increase in interest expense will be $1,410,000.

6. Fair Value of Financial Instruments

        The Company's non-cash financial instruments consist solely of the interest rate swap agreements that hedge the $170 million loan.

        The methodologies used for valuing the Company's interest rate swap instruments have been categorized into three broad levels as follows:

          Level 1—Quoted prices in active markets for identical instruments.

          Level 2—Valuations based principally on other observable market parameters, including

    •
    Quoted prices in active markets for similar instruments,

    •
    Quoted prices in less active or inactive markets for identical or similar instruments,

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

6. Fair Value of Financial Instruments (Continued)

    •
    Other observable inputs (such as interest rates, yield curves, volatilities, prepayment speeds, loss severities, credit risks and default rates, and

    •
    Market corroborated inputs (derived principally from or corroborated by observable market data).

          Level 3—Valuations based significantly on unobservable inputs.

    •
    Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

    •
    Valuations based on internal models with significant unobservable inputs.

        These levels form a hierarchy. The Company follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

        The following table summarizes such financial assets and liabilities at December 31, 2009:

($000s)	Notional Amount	Carrying Value	Level 2
Liabilities:
Interest rate swaps, treated as hedges	$65,000	$2,646	$2,646

7. Provision for Taxes

        The Company has made an election to be taxed as a REIT under the Tax Code. As a REIT, the Company generally is not subject to federal income tax provided the Company has no taxable income after its dividends paid deduction, except for taxes on income earned by its taxable REIT subsidiary. To maintain qualification as a REIT, the Company must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.

        During 2008, the Company reversed prior year tax reserves, resulting in a tax benefit of approximately $105.

        The provision (benefit) for income taxes is summarized as follows:

($000s)	2010	2009	2008
	(unaudited)
Current:
Federal	$—	$—	$(1)
State and local taxes	—	1	(104)

Total provision (benefit) for taxes	$—	$1	$(105)

8. Tenant Leasing Arrangements (unaudited)

        The Company leases office, retail, and storage space to tenants in the Property through non-cancelable operating leases expiring through 2029. The leases require fixed minimum monthly payments over their terms and also adjustments to rent for the tenants' proportionate share of changes in certain costs and expenses of the building. Certain leases also provide for additional rent which is based upon a percentage of the sales of the lessee.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

8. Tenant Leasing Arrangements (unaudited) (Continued)

        Minimum future rentals from tenants under noncancelable operating leases as of April 30, 2010 are approximately as follows:

($000s)	Total	RGII and Related Subsidiaries
Year ending December 31:
2011	$124,161	$4,156
2012	123,837	2,063
2013	118,160	2,063
2014	88,117	2,072
2015	82,574	1,446
Thereafter	260,699	5,096

Total	$797,548	$16,896

        Total minimum future rental income represents the base rent tenants are required to pay under the terms of their leases exclusive of charges for electric service, real estate taxes, and other escalations. Future rentals from three unrelated parties in the businesses of financial services, legal services, and publishing amount to approximately 66.4% of total minimum future rentals listed above. Rental income from these tenants amounted to approximately 56%, and 52% of total rental revenues for the period January 1 to April 30, 2010 (unaudited) and the year ended December 31, 2009. These tenants' leases expire in 2018 and 2020. RGII's master lease expires on December 31, 2011, and an affiliate's lease expires on December 31, 2019.

        The Company recorded early termination revenue of $3,250,000 in 2010 (unaudited) and $9,750,000 in 2009, which is included in fixed, percentage and consideration revenue on the accompanying consolidated statements of income, due to the early terminations of certain tenants.

9. Related Party Transactions

        Rental revenues and sales of services included $1,736,000, $3,982,000 and $3,810,000 from RGII and related subsidiaries for the period January 1 to April 30, 2010 (unaudited) and for the years ended December 31, 2009 and 2008, respectively. Accounts receivable included $113,000 due from RGII at December 31, 2009, related primarily to operating and real estate tax escalation.

        The Company receives a number of management and operating services from RGII and its affiliates. Amounts included in operating expenses for these services were $3,139,000, $9,448,000 and $9,123,000 for the period January 1 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008, respectively. The management agreement remains in effect until March 31, 2020 and shall automatically be renewed for five successive 20-year periods.

        At December 31, 2009, the balance due to RGII affiliates amounted to $5,404,000 and consisted primarily of amounts for services performed by RGII affiliates.

        At December 31, 2009, the balance included in deferred rents receivable—net from RGII and related subsidiaries amounted to $710,000. In addition, the Company reduced rents by $182,000 from amounts contractually due pursuant to tenant lease terms for the years ended December 31, 2009.

Rock-Green, Inc.

Notes to the Consolidated Financial Statements (Continued)

10. Supplemental Cash Flow Information

  Noncash operating, investing and financing activities:

        In 2009, the Company had net noncash additions to building and improvements and deferred costs of approximately $2.3 million and a decrease in the derivative liability of approximately $1.6 million. In conjunction with these additions, accounts payable and accrued expenses were increased for $2.3 million and other comprehensive income was decreased by approximately $1.6 million.

        In 2008, the Company had net noncash additions to building and improvements and deferred costs of approximately $1.6 million and an increase in the derivative liability of approximately $2.5 million. In conjunction with these additions, accounts payable and accrued expenses were increased for $1.6 million and other comprehensive income was decreased by approximately $2.5 million.

  Cash flows from changes in certain assets and liabilities:

        The cash flows from changes in certain assets and liabilities of the Company for the period January 1 to April 30, 2010 (unaudited) and for the years ended December 31, 2009 and 2008 were as follows:

($000s)	2010	2009	2008
	(unaudited)
Decrease (increase) in:
Accounts receivable, net	$67	$289	$511
Prepaid expenses	(5,369)	170	(2,602)
Other current assets	—	7	(204)
Investment in subsidiaries	—	(135)	78
Other assets	168	107	116
Increase (decrease) in:
Accrued federal, state and local taxes	—	5	(107)
Other current liabilities	(3,171)	6,561	(2,334)
Amortization of deferred financing costs	124	371	371
Other non-current liabilities	5	(67)	572
Accounts payable and accrued expenses	2,782	(1,910)	(2,028)

Total increase (decrease) in certain assets and liabilities	$(5,394)	$5,398	$(5,627)

11. Subsequent Events

        The Company has evaluated subsequent events through the date in which these consolidated financial statements were available for issuance on February 16, 2010.

Report of Independent Registered Public Accounting Firm

The Stockholders
1515 Broadway Realty Corp.

        We have audited the accompanying consolidated balance sheets of 1515 Broadway Realty Corp. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of income, equity (deficit) and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1515 Broadway Realty Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

New York, New York
February 2, 2011

1515 Broadway Realty Corp.

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	December 31,
	2010	2009
Assets
Commercial real estate property, at cost:
Land	$96,573	$96,573
Building and improvements	459,225	445,168

	555,798	541,741
Less accumulated depreciation	(91,031)	(78,861)

	464,767	462,880
Cash and cash equivalents	16,210	25,156
Restricted cash	3,037	2,735
Tenant receivables, net of allowance of $2,974 and $2,010	163	918
Deferred rent receivable, net of allowance of $515 and $198	32,748	30,797
Deferred costs, net	23,061	22,197
Other assets	4,491	10,647

Total assets	$544,477	$555,330

Liabilities and equity:
Mortgage note payable	$462,897	$475,000
Accrued interest and other liabilities	501	545
Accounts payable and accrued expenses	4,074	8,781
Due to related parties	596	5,984
Deferred revenue	523	946
Security deposits	1,232	192

Total liabilities	469,823	491,448

Equity:
Series A Preferred Stock, $1,000 par value, 290 shares authorized, 125 shares issued and outstanding	100	100
Series B Subordinated Preferred Stock, $1,000 par value, 10 shares authorized, non and 10 shares issued and outstanding	—	—
Class A Common Stock, $0.01 par value, 100 shares authorized, issued and outstanding	—	—
Additional paid-in capital	255,452	255,452
Distributions in excess of earnings	(181,529)	(192,226)
Accumulated other comprehensive income (loss)	14	(61)
Noncontrolling interests	617	617

Total equity	74,654	63,882

Total liabilities and equity	$544,477	$555,330

The accompanying notes are an integral part of these consolidated financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Income

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Revenues:
Rental revenue	$77,438	$74,304	$71,876
Escalation and reimbursement revenues	24,044	21,673	23,010
Investment income	32	4,780	5,089
Other income	13	98	60

Total revenues	101,527	100,855	100,035

Expenses:
Operating expenses	25,227	22,819	25,427
Asset management fee	100	100	100
Real estate taxes	20,016	18,981	16,892
Interest	21,398	10,733	25,608
Depreciation and amortization	14,570	15,201	11,506

Total expenses	81,311	67,834	79,533

Net income	20,216	33,021	20,502
Net income attributable to noncontrolling interest	—	—	—

Net income attributable to stockholders	20,216	33,021	20,502
Preferred stock dividend	(19)	(19)	(19)

Net income attributable to common stockholders	$20,197	$33,002	$20,483

The accompanying notes are an integral part of these consolidated financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Equity (Deficit)

Years Ended December 31, 2010, 2009 and 2008

(Dollars in thousands)

	Series A Preferred Stock	Series B Subordinated Preferred Stock	Class A Common Stock	Additional Paid- In-Capital	Distributions in Excess of Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total	Comprehensive Income
Balance at December 31, 2007	$100	$10	$—	$171,649	$(233,096)	$(6)	$533	$(60,810)
Comprehensive Income:
Net income	—	—	—	—	20,502	—	—	20,502	$20,502
Unrealized loss on derivative instruments	—	—	—	—	—	(349)	—	(349)	(349)
Preferred dividend	—	—	—	—	(19)	—	—	(19)	—
Distributions to common stockholders	—	—	—	—	(4,801)	—	—	(4,801)	—

Balance at December 31, 2008	100	10	—	171,649	(217,414)	(355)	533	(45,477)	$20,153

Comprehensive Income:
Net income	—	—	—	—	33,021	—	—	33,021	$33,021
Unrealized gain on derivative instruments	—	—	—	—	—	294	—	294	294
Redemption of preferred stock	—	(10)	—	—	—	—	—	(10)	—
Preferred dividend	—	—	—	—	(19)	—	—	(19)	—
Capital contribution	—	—	—	83,803	—	—	84	83,887	—
Distributions to common stockholders	—	—	—	—	(7,814)	—	—	(7,814)	—

Balance at December 31, 2009	100	—	—	255,452	(192,226)	(61)	617	63,882	$33,315

Comprehensive Income:
Net income	—	—	—	—	20,216	—	—	20,216	20,216
Unrealized gain on derivative instruments	—	—	—	—	—	75	—	75	$75
Preferred dividend					(19)			(19)
Capital contribution	—	—	—	—	—	—	—	—	—
Distributions to common stockholders	—	—	—	—	(9,500)	—	—	(9,500)

Balance at December 31, 2010	$100	$—	—	$255,452	$(181,529)	$14	$617	$74,654	$20,291

The accompanying notes are an integral part of these financial statements.

1515 Broadway Realty Corp.

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2010	2009	2008
Operating activities
Net income	$20,216	$33,021	$20,502
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,911	17,149	13,710
Deferred rent receivable, net	(1,951)	(14,856)	659
Provision for doubtful accounts	964	1,487	(43)
Changes in operating assets and liabilities:
Restricted cash-operations	(1,002)	7,299	(8,354)
Tenant receivables	(209)	59	(514)
Deferred leasing costs	(4,853)	(2,011)	(1,824)
Other assets	6,156	(6,285)	9,807
Deferred revenue	(423)	(551)	(242)
Accounts payable and accrued expenses	(10,308)	84	(4,670)

Net cash provided by operating activities	25,501	35,396	29,031

Investing activities
Additions to building and improvements	(13,364)	(26,036)	(14,307)
Restricted cash-capital improvements	700	14,155	(13,221)

Net cash used in investing activities	(12,664)	(11,881)	(27,528)
Financing activities
Repayment of mortgage note payable	(12,103)	(625,000)	—
Proceeds from mortgage note payable	—	475,000	—
Capital contribution	—	83,887	—
Repayment of loans receivable-stockholders	—	80,000	—
Deferred financing costs	(161)	(12,252)	(813)
Distributions paid	(9,519)	(7,833)	(4,820)
Redemption of preferred stock	—	(10)	—

Net cash used in financing activities	(21,783)	(6,208)	(5,633)

Net (decrease) increase in cash and cash equivalents	(8,946)	17,307	(4,130)
Cash and cash equivalents at beginning of year	25,156	7,849	11,979
Cash and cash equivalents at end of year	16,210	25,156	7,849

Supplemental cash flow disclosures
Interest paid	$19,065	$9,109	$25,017

Supplemental disclosure of noncash transactions
Additions to building and improvements accrued	$692	$4,808	$—
Deferred leasing costs accrued	$590	$5,762	$—

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollars in thousands)

1. Organization

        1515 Broadway Realty Corp. (the "Company") is a Maryland corporation that qualifies as a real estate investment trust ("REIT") for Federal income tax purposes. The Company was formed by SL Green Private REIT LLC, a Delaware limited liability company ("SLG 1515") and the predecessor-in-interest of SITQ BST-REIT, LP, a Delaware limited partnership ("SITQ 1515"). SLG 1515 is owned by SL Green Operating Partnership, L.P., a Delaware limited partnership. SITQ 1515 is an indirect, wholly owned subsidiary of Caisse de dépôt et placement du Québec.

        On May 15, 2002, the Company acquired an approximate 99.7% indirect fee ownership estate in the real property and improvements located at 1515 Broadway, New York, New York (the "Property"). The Property was acquired for approximately $483,500. The Company's sole direct asset is its 99.9% membership interest in 1515 SLG Owner LLC which, through various entities, owns 99.8% of the Property, with the remaining 0.2% owned by the noncontrolling interest of the Company. The Property contains over 1.72 million rentable square feet. The Company currently does not intend to acquire other properties.

        As a result of the loan modification more fully described in Note 5, pre-determined performance thresholds were exceeded in November 2005, thereby increasing SLG 1515's economic interest in the Property to approximately 68.5%.

2. Basis of Presentation and Significant Accounting Policies

        In June 2009, the Financial Accounting Standards Board (the "FASB") issued guidance regarding the Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles ("GAAP"). This guidance establishes the FASB Accounting Standards Codification (the "Codification"), as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, and states that all guidance contained in the Codification carries equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC"), under federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change GAAP; however, it does change the way in which it is to be researched and referenced. This guidance is effective for financial statements issued for interim and annual periods ending September 15, 2009. The Company has implemented the Codification in these consolidated financial statements.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries, which are wholly owned or controlled by the Company. This includes 1515 Broadway Finance LLC ("1515 Finance"). All the activity related to 1515 Finance is allocated exclusively to SLG 1515. All significant intercompany balances and transactions have been eliminated in consolidation.

Commercial Real Estate Property

        Rental property is stated at cost, less accumulated depreciation. Costs directly related to the acquisition and redevelopment of rental property are capitalized. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. Fully depreciated assets are removed from the accounts.

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (Continued)

        The Property is depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	Shorter of remaining life of the building or estimated useful life

        At December 31, building and improvements consisted of the following:

	2010	2009
Building	$389,181	$389,181
Improvements	70,044	55,987

Total	$459,225	$445,168

        Depreciation expense amounted to $12,170 and $11,463 and $10,657 for the years ended December 31, 2010 and 2009 and 2008, respectively.

        On a periodic basis, management assesses whether there are any indicators that the value of the real estate property may be impaired. A property's value is impaired if the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the property over the fair value of the property. Management of the Company does not believe that the value of the property was impaired at December 31, 2010 and 2009.

        Upon acquisitions of real estate, the Company assesses the fair value of acquired assets including land, building and tenant improvements, acquired above and below market leases and the origination cost of acquired in-place leases and acquired liabilities, and allocates purchase price based on these assessments.

        The Company assesses fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors, including the historical operating results, known trends, and market/economic conditions that may affect the Property.

        As a result of its evaluations, the Company recorded a deferred liability of $3,643, representing the net value of acquired above and below market leases and assumed lease origination costs, which is included in deferred revenue. This amount is being amortized over the terms of the respective leases. For each of the years ended December 31, 2010, 2009 and 2008, the Company recognized an increase in rental revenue of $429 for the amortization of above and below market leases and assumed lease origination costs, and additional building depreciation of $95 resulting from the reallocation of the purchase price to the applicable components. The accumulated amortization of the deferred liability at December 31, 2010, 2009 and 2008 was $3,215 and $2,786, $2357, respectively. Amortization for the next two years will be $429 per year.

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (Continued)

Cash and Cash Equivalents

        The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

        Restricted cash primarily consists of security deposits held on behalf of tenants and escrows for the payment of insurance, real estate taxes, leasing commissions and tenant improvements.

Deferred Leasing Costs

        Deferred leasing costs consist of fees and direct costs incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term.

Deferred Financing Costs

        Deferred financing costs represent commitment fees, legal and other third-party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is paid off before maturity.

Revenue Recognition

        Minimum rental revenue is recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rent receivable in the accompanying consolidated balance sheets. The Company establishes, on a current basis, a reserve for future potential losses, which may occur against deferred rent receivable and tenant receivables. The balance reflected in the accompanying consolidated balance sheets is net of such allowance.

Income Taxes

        The Company is taxed as a REIT under Section 856(c) of the Internal Revenue Code (the "Code"). As a REIT, the Company generally is not subject to Federal income tax. To maintain qualification as a REIT, the Company must distribute at least 90% of its taxable income to its stockholders and meet certain other requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to Federal income tax on its taxable income at regular corporate tax rates. The Company may also be subject to certain state and local taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.

        Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may in the future, elect to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of ours may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. Our TRS recorded approximately $109 in Federal, state and local tax (benefit)/expense, of which$106 has been paid.

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (Continued)

        We follow a two-step approach for evaluating uncertain tax positions. Recognition (step one) occurs when an enterprise concludes that a tax position, based solely on its technical merits, is more-likely-than-not to be sustained upon examination. Measurement (step two) determines the amount of benefit that more-likely-than-not will be realized up settlement. Derecognition of a tax position that was previously recognized would occur when a company subsequently determines that a tax position no longer meets the more-likely-than-not threshold of being sustained. The use of a valuation allowance as a substitute for derecognition of tax positions is prohibited.

Use of Estimates

        The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments in excess of insured amounts and accounts receivable. The Company places its cash investments with high-quality financial institutions. Management of the Company performs ongoing credit evaluations of its tenants and requires certain tenants to provide security deposits or letters of credit. Although these security deposits and letters of credit are insufficient to meet the terminal value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space. One tenant, whose lease ends between 2015 and 2020, represents approximately 72.7% of the Company's leased square footage and 75.2% of its annualized rent.

Derivative Financial Instruments

        In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments be effective in reducing the interest rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Some derivative instruments may be associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment though earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

Fair Value Measurements

        To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments, including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (Continued)

termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value and such value may never actually be realized.

        The methodologies used for valuing such instruments have been categorized into three broad levels as follows:

          Level 1—Quoted prices in active markets for identical instruments.

          Level 2—Valuations based principally on other observable market parameters, including:

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

          Level 3—Valuations based significantly on unobservable inputs.

    •
    Valuations based on third party indications (broker quotes or counterparty quotes) which were, in turn, based significantly on unobservable inputs or were otherwise not supportable as Level 2 valuations.

    •
    Valuations based on internal models with significant unobservable inputs.

        These levels form a hierarchy. The Company follows this hierarchy for its financial instruments measured at fair value on a recurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Accounting Standards Updates

        In December 2007, the FASB amended the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years beginning after December 15, 2008 and will only impact the accounting for acquisitions the Company makes after its adoption of this standard. The adoption of this standard on January 1, 2009 did not have a material impact on the Company's historical consolidated financial statements.

        In March 2008, the FASB issued guidance which requires entities to provide greater transparency about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted, and (c) how derivative instruments and related hedged items affect an entity's financial position, results of operations, and cash flows. This guidance was effective on January 1, 2009. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In September 2009, the FASB issued accounting standards update which provides additional implementation guidance on the accounting for uncertainty in income taxes and eliminates certain disclosure requirements for nonpublic entities. Under the amended disclosure requirements, nonpublic entities are not required to disclose a

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

2. Basis of Presentation and Significant Accounting Policies (Continued)

tabular reconciliation of the total amounts of unrecognized tax benefits at the beginning and end of the period nor the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. This guidance will become effective for entities that have not already adopted the standard for annual financial statements beginning after December 15, 2008. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

3. Deferred Costs

        Deferred costs at December 31 consisted of the following:

	2010	2009
Deferred financing	$13,919	$13,758
Deferred leasing	22,670	17,227

	36,589	30,985
Less accumulated amortization	(13,528)	(8,788)

	$23,061	$22,197

        Amortization expense amounted to $4,740, $5,686 and $2,971 for the years ended December 31, 2010, 2009 and 2008, respectively.

4. Loans Receivable—Stockholders

        In November 2005, the Company loaned $54,955 to SLG 1515 and $45,045 to SITQ 1515. Interest on the loans was due annually in arrears on May 10 of each year at the rate of 6%. The loans were scheduled to mature in November 2015.

        In December 2006, SLG 1515 and SITQ 1515 made principal repayments of $10,991 and $9,009, respectively. On December 22, 2009, in connection with the refinancing, the receivable from SLG 1515 and SITQ 1515 was repaid. Interest income recorded on the loans for the years ended December 31, 2010, 2009 and 2008 was $0, $4,680 and $4,800, respectively.

5. Mortgage Note Payable

        In June 2004, the Company refinanced the Property with a $425,000 first mortgage. The interest-only mortgage bore interest at 90 basis points over the 30-day LIBOR.

        On November 9, 2005, the Company modified the then existing mortgage, increasing the principal to $625,000. The mortgage continued to bear interest at LIBOR plus 90 basis points (effective all-in weighted-average interest rate was 1.23% and 3.61% for the period ended December 22, 2009 and year ended December 31, 2008, respectively). The term of the loan was two years, during which time interest only was payable monthly. The Company had three one-year renewal options at the same interest rate. The Company exercised the three renewal options. This loan was repaid on December 22, 2009.

        On December 22, 2009, the Company refinanced the Property with a $475,000 mortgage. The mortgage bears interest at a rate of 3.50% until March 22, 2010 when the rate becomes the greater of LIBOR plus 250 basis

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

5. Mortgage Note Payable (Continued)

points or 3.50%. The term of the mortgage is five years, during which time interest and principal, amortizable over a period of 25 years, is payable monthly. As of December 31, 2010, the loan bears interest at 3.50%.

        Scheduled principal payments to be made through maturity are as follows:

2011	$12,535
2012	12,980
2013	13,441
2014	423,941

Total	$462,897

6. Fair Value of Financial Instruments

        The following disclosures of estimated fair value were determined by management, using available market information and appropriate valuation methodologies as discussed in Note 2. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect upon the estimate fair value amounts.

        Cash and cash equivalents, restricted cash, tenant receivables, accounts payable and accrued expenses, and security deposits approximate fair value due to the short-term maturities of these items.

        The fair value of the Company's mortgage note payable is estimated based on discounting future cash flows at interest rates that management believes reflect the risks associated with debt instruments of similar risk and duration. The estimated aggregate fair value of the Company's mortgage note payable was approximately $489,200 at December 31, 2010.

        Considerable judgment is necessary to interpret market data and develop estimated fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

7. Rental Income

        The Company is the lessor to tenants under operating leases with expiration dates ranging from 2011 to 2024. The minimum rental amounts due under the leases are generally either subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse the Company for increases in certain

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

7. Rental Income (Continued)

operating costs and real estate taxes above their base year costs. Future minimum rents to be received over the next five years and thereafter for noncancelable operating leases in effect at December 31, 2010 are as follows:

2011	$84,219
2012	84,957
2013	83,624
2014	83,529
2015	43,667
Thereafter	166,222

$546,218

8. Related Party Transactions

        Pursuant to the Property Management and Leasing Agreement, SL Green Management Corp., an affiliate of SLG 1515, is responsible for the (a) management and leasing (itself or through a wholly owned subsidiary) of the Property and (b) day-to-day corporate management of the Company and its subsidiaries. SL Green Management Corp. is entitled to a management fee equal to 2.0% of the gross receipts from the Property. SL Green Management Corp. is also entitled to certain leasing fees and construction fees as set forth in the Property Management and Leasing Agreement. SL Green Leasing LLC, a wholly owned subsidiary of SL Green Management Corp., is the leasing agent for the Property.

        For the years ended December 31, 2010, 2009 and 2008, SL Green Management Corp. earned $3,124, $5,510 and $286 in leasing commissions, $2,007, $1,627 and $1,888 in management fees, and $827, $1,961 and $52 in construction supervisory fees, respectively.

        The Company has entered into two Asset Management Agreements (collectively, the "Asset Management Agreements") with an affiliate of SITQ 1515, SITQ Inc. ("SITQ Asset Manager") and with an affiliate of SLG 1515, SL Green Management LLC ("SLG Asset Manager").

        Pursuant to the Asset Management Agreements, the SITQ Asset Manager and SLG Asset Manager are obligated to advise the Company on various strategic aspects with respect to the Property. As compensation for these arrangements, the SITQ Asset Manager will be paid $100 per annum. There are business relationships with related parties, which involved repairs, maintenance and security expenses in the ordinary course of business. The Company's transactions with the related parties amounted to $2,215, $1,967 and $2,042 for the years ended December 31, 2010, 2009 and 2008, respectively and are a component of operating expense on accompanying consolidated statements of income.

        Amounts due to related parties were $596 and $5,984 at December 31, 2010 and 2009 respectively.

        On May 12, 2010, a majority owned subsidiary of SL Green Operating Partnership LP, which through various entities holds a majority interest in the Company, assumed a license agreement covering the entire rentable portion of the 11th and 12th floors ("Premises") of the Property. As such the affiliate agreed to pay the company fixed annual rent and additional rent with regard to the aforementioned Premises. For the year ended December 31, 2010, the Company recognized $1,893 of rental income from the affiliate.

1515 Broadway Realty Corp.

Notes to Consolidated Financial Statements (Continued)

December 31, 2010

(Dollars in thousands)

9. Financial Instruments: Derivatives and Hedging

        The Company entered into an interest rate hedge on November 9, 2005 to ensure that borrowing costs did not become prohibitive, should LIBOR have increased before the debt matured in 2010. LIBOR was the floating rate index on the Company's $625,000 mortgage note. Should the LIBOR index have increased above 5% for the mortgage loan, a financial institution would have paid the venture the interest cost above 5%. By hedging this risk, the Company's interest cost on $625,000 became fixed when LIBOR was 5% or more. This interest rate cap was terminated on December 22, 2009 in connection with the refinancing.

        In accordance with the new mortgage agreement, the Company has also entered into an interest rate hedge to ensure that borrowing costs do not become prohibitive, should LIBOR increase before the debt matures in 2014. LIBOR is the floating rate index on the Company's $475,000 mortgage note. Should the LIBOR index increase above 6% for the mortgage loan, a financial institution will pay the venture the interest cost above 6%. By hedging this risk, the Company's interest cost on $475,000 becomes fixed when LIBOR is 6% or more. The hedging instrument, called an "interest rate cap", was an asset with a fair value of $2 as of December 31, 2010. The $75 change in value of this hedging instrument was recorded in accumulated other comprehensive income (loss).

10. Equity

        On December 10, 2002, the Company issued 125 shares of Series A Preferred Stock, par value $1. This cumulative nonvoting preferred stock is callable by the Company with a premium based on the period of time the stock has been outstanding. The call premium was 15% through December 31, 2007. The premium will be reduced each year thereafter by 2.5% per year, such that there will be no premium after January 1, 2011. Dividends, at 15% of par value per annum, are payable on June 30 and December 31 of each year. The Company received proceeds of $100, net of issuance costs, from the sale of the Series A Preferred Stock.

        On December 22, 2009, in connection with the refinancing, SLG 1515, 1515 Promote LLC, and SITQ 1515 made capital contributions in the amount of $46,054, $84 and $37,749, respectively, to the Company.

11. Subsequent Events

        The Company has evaluated subsequent events through the date in which these consolidated financial statements were available for issuance on February 2, 2011.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Operating Partnership to disclose material information otherwise required to be set forth in our periodic reports. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.

        As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that our disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Management's Report on Internal Control over Financial Reporting

        We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

        This annual report does not include an attestation report of the Operating Partnership's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Operating Partnership's registered public accounting firm pursuant to rules of the SEC that permits the Operating Partnership to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

        There have been no significant changes in our internal control over financial reporting during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

        None.

PART IV

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        The information required by Item 10 will be set forth in the Definitive Proxy Statement for our parent and sole general partner, SL Green, for its 2011 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2011 (the "2011 Proxy Statement"), and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

        The information required by Item 11 will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                     RELATED STOCKHOLDER MATTERS

        The information required by Item 12 will be set forth in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        The information required by Item 13 will be set forth under in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        The information regarding principal accounting fees and services and the pre-approval policies and procedures of SL Green's audit committee required by this Item 14 is incorporated herein by reference to the 2011 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a)(1)    Consolidated Financial Statements

SL Green Operating Partnership, L.P.

Report of Independent Registered Public Accounting Firm	66
Consolidated Balance Sheets as of December 31, 2010 and 2009	67
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	68
Consolidated Statements of Capital for the years ended December 31, 2010, 2009 and 2008	69
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	70
Notes to Consolidated Financial Statements	71
(a)(2) Financial Statement Schedules
Schedule III—Real Estate and Accumulated Depreciation as of December 31, 2010	124
Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for Rock-Green, Inc.	126
Consolidated Balance Sheet as of December 31, 2009	127
Consolidated Statements of Income for the period January 1, 2010 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008	128
Consolidated Statements of Changes in Equity for the period January 1, 2010 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008	129
Consolidated Statements of Cash Flows for the period January 1, 2010 to April 30, 2010 (unaudited) and the years ended December 31, 2009 and 2008	130
Notes to the Consolidated Financial Statements	131
Consolidated Financial Statements and Report of Ernst & Young LLP Independent Registered Public Accounting Firm for 1515 Broadway Realty Corp.	139
Consolidated Balance Sheets as of December 31, 2010 and 2009	140
Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008	141
Consolidated Statements of Equity (Deficit) for the years ended December 31, 2010, 2009 and 2008	142
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	143
Notes to the Consolidated Financial Statements	144

        The consolidated financial statements of Rock-Green, Inc. and 1515 Broadway Realty Corp. are being provided to comply with applicable rules and Regulations of the Securities and Exchange Commission.

        Schedules other than those listed are omitted as they are not applicable or the required or equivalent information has been included in the financial statements or notes thereto.

(a)(3)    In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

  •
  should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

  •
  have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

  •
  may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

  •
  were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

        Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

INDEX TO EXHIBITS

3.1	First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to SL Green's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.2
First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to SL Green's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.3
Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to SL Green's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.
3.4
Third Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated December 12, 2003, incorporated by reference to SL Green's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the SEC on March 15, 2004.
3.5
Amended and Restated Fourth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 15, 2004, incorporated by reference to SL Green's Annual Report on Form 10-K for the year ended December 31, 2004, filed with the SEC on March 15, 2005.
3.6
Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to SL Green's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
3.7
Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 30, 2006, incorporated by reference to SL Green's Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the SEC on August 10, 2006.
3.8
Seventh Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to SL Green's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
3.9
Eighth Amendment to First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to SL Green's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
4.1
Indenture, dated as of March 26, 2007, by and among SL Green, the Operating Partnership and The Bank of New York, as trustee, incorporated by reference to SL Green's Form 8-K, dated March 21, 2007, filed with the SEC on March 27, 2007.
4.2	Form of 3.00% Exchangeable Senior Notes due 2027 of the Operating Partnership, incorporated by reference to SL Green's Form 8-K, dated March 21, 2007, filed with the SEC on March 27, 2007.
4.3
Indenture, dated as of March 26, 1999, among ROP, as Issuer, Reckson, as Guarantor, and The Bank of New York, as Trustee, incorporated by reference to ROP's Form 8-K, dated March 23, 1999, filed with the SEC on March 26, 1999.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

4.4	First Supplemental Indenture, dated as of January 25, 2007, by and among ROP, Reckson, The Bank of New York and SL Green, incorporated by reference to SL Green's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
4.5
Indenture, dated as of March 16, 2010, among ROP, as Issuer, SL Green and the Operating Partnership, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to SL Green's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.
4.6	Form of 7.75% Senior Note due 2020 of ROP, SL Green and the Operating Partnership, incorporated by reference to SL Green's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.
4.7
Indenture, dated as of October 12, 2010, by and among the Operating Partnership, as Issuer, ROP, as Guarantor, SL Green and The Bank of New York Mellon, as Trustee, incorporated by reference to SL Green's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.
4.8
Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as trustee, incorporated by reference to SL Green's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.1
Amended and Restated Credit Agreement, dated as of June 28, 2007, by and among the Operating Partnership, as Borrower, SL Green, as Parent, Wachovia Capital Markets, LLC and Keybanc Capital Markets, as Co-Lead Arrangers and Book Managers, Wachovia Bank, National Association, as Administrative Agent, Keybank National Association, as Syndication Agent, each of Eurohypo AG, New York Branch and ING Real Estate Finance (USA) LLC as Co-Documentation Agents and the financial institutions initially signatory hereto and their assignees pursuant to Section 12.5, as Lenders, incorporated by reference to SL Green's Form 8-K, dated June 28, 2007, filed with the SEC on July 5, 2007.
10.2
Amendment No. 1 to Amended and Restated Credit Agreement, dated as of August 11, 2009, by and among the Operating Partnership, as Borrower, SL Green, as Parent, Wachovia Bank, National Association, as Agent and each of the financial institutions signatory thereto, incorporated by referenced to SL Green's Form 8-K, dated August 11, 2009, filed with the SEC on September 11, 2009.
10.3	Amended and Restated Agreement of Limited Partnership of ROP, incorporated by reference to Reckson's Registration Statement on Form S-11, filed with the SEC on February 12, 1996.
10.4
Supplement to the Amended and Restated Agreement of Limited Partnership of ROP relating to the succession as a general partner of Wyoming Acquisition GP LLC, incorporated by reference to ROP's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.
10.5
Registration Rights Agreement, dated as of March 26, 2007, by and among SL Green, the Operating Partnership and the Initial Purchaser, incorporated by reference to SL Green's Form 8-K, dated March 21, 2007, filed with the SEC on March 27, 2007.
10.6
Registration Rights Agreement, dated as of March 16, 2010, among ROP, SL Green and the Operating Partnership, as Co-Obligors, and Banc of America Securities LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., incorporated by reference to SL Green's Form 8-K, dated March 16, 2010, filed with the SEC on March 17, 2010.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

10.7	Registration Rights Agreement, dated as of October 12, 2010, by and among the Operating Partnership, ROP, SL Green and Citigroup Global Markets Inc., incorporated by reference to SL Green's Form 8-K, dated October 12, 2010, filed with the SEC on October 14, 2010.
10.8
Form of Articles of Incorporation and Bylaws of SL Green Management Corp., incorporated by reference to SL Green's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.9
Form of Registration Rights Agreement between SL Green and the persons named therein, incorporated by reference to SL Green's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.10
Amended and Restated Trust Agreement among the Operating Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to SL Green's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.11	Amended 1997 Stock Option and Incentive Plan, incorporated by reference to SL Green's Registration Statement on Form S-8 (No. 333-89964), filed with the SEC on June 6, 2002.*
10.12
Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to SL Green's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007.*
10.13
First Amendment to the SL Green Realty Corp. Amended and Restated 2005 Stock Option and Incentive Plan, dated as of December 9, 2009, by SL Green, incorporated by reference to SL Green's Form 8-K, dated December 9, 2009, filed with the SEC on December 15, 2009.*
10.14
Second Amended and Restated 2005 Stock Option and Incentive Plan (incorporated by reference to Appendix A to the Proxy Statement), incorporated by reference to SL Green's Form 8-K, dated June 15, 2010, filed with the SEC on June 18, 2010.*
10.15
Form of Award Agreement for granting awards under the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan, incorporated by reference to SL Green's Form 8-K, dated April 2, 2010, filed with the SEC on April 2, 2010.*
10.16	Non-Employee Directors' Deferral Program, incorporated by reference to SL Green's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.*
10.17
First Amendment to Non-Employee Directors' Deferral Program, incorporated by reference to SL Green's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.*
10.18
Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and SL Green, incorporated by reference to SL Green's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*
10.19
Deferred Compensation Agreement, dated December 18, 2009, between SL Green and Stephen L. Green, incorporated by reference to SL Green's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

10.20	Deferred Compensation Agreement, dated December 24, 2010, between SL Green and Stephen L. Green, incorporated by reference to SL Green's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*
10.21
Amended and Restated Employment Agreement, dated December 18, 2009, between SL Green and Marc Holliday, incorporated by reference to SL Green's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*
10.22
Deferred Compensation Agreement, dated December 18, 2009, between SL Green and Marc Holliday, incorporated by reference to SL Green's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.*
10.23
Amended and Restated Employment and Non-competition Agreement, dated September 3, 2010, between SL Green and Andrew Mathias, incorporated by reference to Pre-Effective Amendment No. 2 to the Registration Statement on Form S-4, filed with the SEC on September 14, 2010.*
10.24
Employment Agreement, dated as of November 4, 2010, between SL Green and James Mead, incorporated by reference to SL Green's Form 8-K, dated November 10, 2010, filed with the SEC on November 10, 2010.*
10.25
Amended and Restated Employment and Non-competition Agreement, dated April 16, 2007, between SL Green and Gregory F. Hughes, incorporated by reference to SL Green's Form 8-K, dated April 16, 2007, filed with the SEC on April 20, 2007.*
10.26
Amendment to the Amended and Restated Employment and Non-competition Agreement, dated September 8, 2010, between SL Green and Gregory F. Hughes, incorporated by reference to SL Green's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, filed with the SEC on November 9, 2010.
10.27
Amendment to the Amended and Restated Employment and Non-competition Agreement, dated November 4, 2010, between SL Green and Gregory F. Hughes, incorporated by reference to SL Green's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 28, 2011.*
10.28
Amended and Restated Employment and Non-competition Agreement, dated December 23, 2010, between SL Green and Andrew Levine, incorporated by reference to SL Green's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.*
10.29
ATM Equity Offering Sales Agreement, dated February 10, 2011, among SL Green, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to SL Green's amended Current Report on Form 8-K/A, dated February 10, 2011, filed with the SEC on February 16, 2011.
10.30
ATM Equity Offering Sales Agreement, dated February 10, 2011, among SL Green, the Operating Partnership and Morgan Stanley & Co. Incorporated, incorporated by reference to SL Green's amended Current Report on Form 8-K/A, dated February 10, 2011, filed with the SEC on February 16, 2011.
12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Unit Distributions, filed herewith.
21.1	Subsidiaries of the Operating Partnership, filed herewith.
24.1	Power of Attorney (included on signature page).

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

31.1	Certification by the Chief Executive Officer of SL Green, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*
Management contracts and compensatory plans or arrangements to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL Green Operating Partnership, L.P.
By: SL Green Realty Corp.
Dated: March 11, 2011	By:	/s/ JAMES MEAD James Mead Chief Financial Officer

        KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp., the sole general partner of SL Green Operating Partnership, L.P., hereby severally constitute Marc Holliday and James Mead, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Operating Partnership, L.P. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ STEPHEN L. GREEN Stephen L. Green	Chairman of the Board of Directors of SL Green, the sole general partner of the Operating Partnership	March 11, 2011
/s/ MARC HOLLIDAY Marc Holliday	Chief Executive Officer and Director of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	March 11, 2011
/s/ JAMES MEAD James Mead	Chief Financial Officer, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	March 11, 2011
/s/ JOHN H. ALSCHULER, JR. John H. Alschuler, Jr.	Director, the sole general partner of the Operating Partnership	March 11, 2011
/s/ EDWIN THOMAS BURTON, III Edwin Thomas Burton, III	Director, the sole general partner of the Operating Partnership	March 11, 2011
/s/ JOHN S. LEVY John S. Levy	Director, the sole general partner of the Operating Partnership	March 11, 2011