Form 10-Q
period 2011-06-30
SL Green Operating Partnership, L.P.
filed 2011-08-11
CIK 1492869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☐ NO ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of July 29, 2011, 439,957 common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

SL GREEN OPERATING PARTNERSHIP, L.P.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

SL Green Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands, except per unit data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,472,584	$1,750,220
Building and improvements	6,835,204	5,840,701
Building leasehold and improvements	1,289,664	1,286,935
Property under capital lease	12,208	12,208
	10,609,660	8,890,064
Less: accumulated depreciation	(1,008,064)	(916,293)
	9,601,596	7,973,771
Cash and cash equivalents	390,229	332,830
Restricted cash	85,370	137,673
Investment in marketable securities	55,366	34,052
Tenant and other receivables, net of allowance of $16,548 and $12,981 in 2011 and 2010, respectively	28,452	27,054
Related party receivables	2,579	6,295
Deferred rents receivable, net of allowance of $29,352 and $30,834 in 2011 and 2010, respectively	244,008	201,317
Debt and preferred equity investments, net of discount of $19,351 and $42,937 and allowance of $41,800 and $61,361 in 2011 and 2010, respectively	582,418	963,772
Investments in unconsolidated joint ventures	896,632	631,570
Deferred costs, net	182,241	172,517
Other assets	575,187	819,443
Total assets	$12,644,078	$11,300,294

Liabilities
Mortgages and other loans payable	$3,978,345	$3,400,468
Revolving credit facility	500,000	650,000
Senior unsecured notes	1,019,240	1,100,545
Accrued interest payable and other liabilities	102,710	38,149
Accounts payable and accrued expenses	130,735	133,389
Deferred revenue/gains	300,093	307,678
Capitalized lease obligation	17,077	17,044
Deferred land leases payable	18,322	18,267
Dividend and distributions payable	14,861	14,182
Security deposits	43,032	38,690
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,224,415	5,818,412

Commitments and contingencies	—	—

Capital
SLGOP partners’ capital:
Series C preferred units, 11,700 outstanding at both June 30, 2011 and December 31, 2010, respectively	274,022	274,022
Series D preferred units, 4,000 outstanding at June 30, 2011 and December 31, 2010, respectively	96,321	96,321
SL Green partners’ capital (862 and 796 general partner common units and 83,435 and 77,511 limited partner common units outstanding at June 30, 2011 and December 31, 2010, respectively)	5,604,802	4,573,565
Limited partner interests in Operating Partnership (1,912, and 1,249 limited partner common units outstanding at June 30, 2011 and December 31, 2010, respectively	74,446	42,556
Accumulated other comprehensive loss	(22,078)	(23,042)
Total SLGOP partners’ capital	6,027,513	4,963,422
Noncontrolling interests in other partnerships	392,150	518,460
Total capital	6,419,663	5,481,882
Total liabilities and capital	$12,644,078	$11,300,294

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Rental revenue, net	$240,585	$193,252	$469,555	$385,462
Escalation and reimbursement	34,994	28,655	65,269	58,749
Investment and preferred equity income	15,144	20,788	79,823	41,167
Other income	9,932	8,877	17,180	17,075
Total revenues	300,655	251,572	631,827	502,453
Expenses
Operating expenses (including approximately $3,498 and $6,613 (2011) and $3,077 and $6,180 (2010) paid to affiliates)	62,406	52,748	122,710	109,531
Real estate taxes	43,975	37,194	84,042	74,166
Ground rent	7,813	7,679	15,647	15,501
Interest expense, net of interest income	68,990	56,941	134,063	113,729
Amortization of deferred financing costs	2,690	1,571	6,496	3,867
Depreciation and amortization	65,539	55,373	129,036	110,898
Loan loss and other investment reserves, net of recoveries	1,280	4,985	(1,870)	10,985
Transaction related costs	1,217	4,104	3,651	5,162
Marketing, general and administrative	22,454	18,379	42,475	36,778
Total expenses	276,364	238,974	536,250	480,617
Income from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests and discontinued operations	24,291	12,598	95,577	21,836
Equity in net income from unconsolidated joint ventures	2,184	10,005	10,390	25,381
Equity in net gain on sale of interest in unconsolidated joint venture	—	126,769	—	126,769
Purchase price fair value adjustment	475,102	—	488,890	—
Loss on investment in marketable securities	(6)	—	(133)	(285)
Gain (loss) on early extinguishment of debt	971	(1,276)	971	(1,389)
Income from continuing operations	502,542	148,096	595,695	172,312
Net income from discontinued operations	560	2,403	1,298	4,320
Gain on sale of discontinued operations	46,085	—	46,085	—
Net income	549,187	150,499	643,078	176,632
Net income attributable to noncontrolling interests in other partnerships	(3,259)	(3,449)	(6,869)	(7,097)
Net income attributable to SLGOP	545,928	147,050	636,209	169,535
Preferred unit distributions	(7,545)	(7,545)	(15,089)	(14,660)
Net income attributable to SLGOP common unitholders	$538,383	$139,505	$621,120	$154,875

Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$492,783	$137,103	$574,791	$150,555
Net income from discontinued operations	548	2,402	1,269	4,320
Gain on sale of discontinued operations	45,052	—	45,060	—
Net income	$538,383	$139,505	$621,120	$154,875

Basic earnings per unit:
Net income from continuing operations before discontinued operations	$5.75	$0.13	$6.87	$0.30
Net income from discontinued operations	0.01	0.03	0.02	0.05
Gain on sale of discontinued operations	0.54	—	0.55	—
Gain on sale of interest in unconsolidated joint venture	—	1.60	—	1.60
Net income attributable to SLGOP common unitholders	$6.30	$1.76	$7.44	$1.95

Diluted earnings per unit:
Net income from continuing operations before discontinued operations	$5.71	$0.13	$6.84	$0.30
Net income from discontinued operations	0.01	0.03	0.02	0.05
Gain on sale of discontinued operations	0.54	—	0.54	—
Gain on sale of interest in unconsolidated joint venture	—	1.59	—	1.59
Net income attributable to SLGOP common unitholders	$6.26	$1.75	$7.40	$1.94

Dividends per unit	$0.10	$0.10	$0.20	$0.20
Basic weighted average common units outstanding	85,490	79,371	83,490	79,349
Diluted weighted average common units and common unit equivalents outstanding	86,010	79,791	83,995	79,771

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
	Series C	Series D	General Partner		Limited Partners		Accumulated Other
	Preferred Units	Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Comprehensive Income (Loss)	Noncontrolling Interests	Total	Comprehensive Income

Balance at December 31, 2010	$274,022	$96,321	78,307	$4,573,565	1,249	$42,556	$(23,042)	$518,460	$5,481,882
Comprehensive Income:
Net income	11,150	3,939		607,344		13,776		6,869	643,078	$643,078
Net unrealized loss on derivative instruments							(2,991)		(2,991)	(2,991)
SL Green’s share of joint venture net unrealized gain on derivative instruments							3,389		3,389	3,389
Unrealized gains on marketable securities							566		566	566
Preferred distributions	(11,150)	(3,939)							(15,089)
Issuance of units					674	20,222			20,222
Consolidation of joint venture interest						(1,001)		533	(468)
Redemption of units and DRIP proceeds			11	731	(11)	(725)			6
Deferred compensation plan & stock award, net			249	(3,652)					(3,652)
Amortization of deferred compensation plan				16,831					16,831
Contributions - net proceeds from common stock offering			5,572	419,463					419,463
Contributions - proceeds from stock options exercised			158	7,091					7,091
Distributions to noncontrolling interests								(133,712)	(133,712)
Cash distribution declared ($0.20 per common unit, none of which represented a return of capital for federal income tax purposes)				(16,571)		(382)			(16,953)

Balance at June 30, 2011	$274,022	$96,321	84,297	$5,604,802	1,912	$74,446	$(22,078)	$392,150	$6,419,663	$644,042

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands, except per share data)

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$643,078	$176,632
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,355	118,265
Equity in net income from unconsolidated joint ventures	(10,390)	(25,381)
Distributions of cumulative earnings from unconsolidated joint ventures	7,866	15,965
Equity in net gain on sale of interest in unconsolidated joint venture	—	(126,769)
Purchase price fair value adjustment	(488,890)	—
Gain on sale of discontinued operations	(46,085)
Gain on sale of debt securities	(19,840)	—
Loan loss and other investment reserves, net of recoveries	(1,870)	10,985
Loss on investments in marketable securities	133	285
(Gain) loss on early extinguishment of debt	(971)	1,389
Deferred rents receivable	(44,343)	(19,177)
Other non-cash adjustments	3,774	(11,851)
Changes in operating assets and liabilities:
Restricted cash — operations	15,487	(5,468)
Tenant and other receivables	(841)	3,893
Related party receivables	1,157	2,671
Deferred lease costs	(14,534)	(13,775)
Other assets	5,169	12,109
Accounts payable, accrued expenses and other liabilities	(5,323)	16,705
Deferred revenue and land leases payable	(3,084)	(3,824)
Net cash provided by operating activities	176,848	152,654
Investing Activities
Acquisitions of real estate property	(331,972)	—
Additions to land, buildings and improvements	(57,442)	(34,594)
Escrowed cash — capital improvements/acquisition deposits	46,861	(54,076)
Investments in unconsolidated joint ventures	(60,321)	(81,903)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	102,089	10,339
Net proceeds from disposition of real estate/joint venture interest	150,893	504,172
Other investments	631	(7,611)
Debt and preferred equity and other investments, net of repayments/participations	84,528	(89,428)
Net cash (used in) provided by investing activities	(64,733)	246,899
Financing Activities
Proceeds from mortgages and other loans payable	690,000	104,100
Repayments of mortgages and other loans payable	(744,873)	(20,925)
Proceeds from revolving credit facility and senior unsecured notes	725,079	250,000
Repayments of revolving credit facility and senior unsecured notes	(962,395)	(792,543)
Contributions of proceeds from stock options exercised and DRIP issuance	7,097	13,989
Contributions of net proceeds from sale of common stock	419,463	—
Contributions of net proceeds from sale of preferred stock	—	122,019
Purchase of treasury stock	(4,197)
Distributions to noncontrolling interests in other partnerships	(133,712)	(6,814)
Redemption of limited partners interests in the Operating Partnership	—	(11,096)
Distributions to limited partners in the Operating Partnership	(382)	(262)
Distributions paid on common and preferred units	(31,662)	(28,223)
Deferred loan costs and capitalized lease obligation	(19,134)	(33,936)
Net cash used in financing activities	(54,716)	(403,691)
Net increase (decrease) in cash and cash equivalents	57,399	(4,138)
Cash and cash equivalents at beginning of period	332,830	343,715
Cash and cash equivalents at end of period	$390,229	$339,577

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Substantially all of SL Green’s assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.  As of June 30, 2011, noncontrolling investors held, in the aggregate, 2.22% limited partnership interest in the Operating Partnership. We refer to this as the noncontrolling interest in the Operating Partnership.  See Note 12.

Reckson Operating Partnership, L.P., or ROP, is a subsidiary of the Operating Partnership.

As of June 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	24	17,197,945	92.8%
	Unconsolidated properties	7	6,191,673	92.5%

Suburban	Consolidated properties	25	3,863,000	81.0%
	Unconsolidated properties	6	2,941,700	93.6%
		62	30,194,318	91.3%

(1)                      The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in nine stand-alone retail properties encompassing approximately 334,782 square feet, six development properties encompassing approximately 1,359,941 square feet and three land interests as of June 30, 2011.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred and is considered to be other than temporary, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. We do not believe that the value of any of our consolidated properties was impaired at June 30, 2011 or December 31, 2010, respectively.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

We recognized an increase of approximately $5.0 million, $12.2 million, $6.2 million and $12.8 million in rental revenue for the three and six months ended June 30, 2011 and 2010, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties.  We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.8 million, $3.2 million, $0.6 million and $0.9 million for the three and six months ended June 30, 2011 and 2010, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	June 30, 2011	December 31, 2010
Identified intangible assets (included in other assets):
Gross amount	$567,046	$758,300
Accumulated amortization	(157,411)	(133,737)
Net	$409,635	$624,563

Identified intangible liabilities (included in deferred revenue):
Gross amount	$534,227	$508,339
Accumulated amortization	(252,753)	(220,417)
Net	$281,474	$287,922

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

•                  Debt and Preferred Equity Investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See Note 5 regarding valuation allowances for loan losses.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at June 30, 2011 is approximately $10.6 million in net unrealized gains related to marketable securities.

The basis on which the cost of bonds and marketable securities sold is determined based on the specific identification method.

At June 30, 2011 and December 31, 2010, we held the following marketable securities (in thousands):

	June 30,	December 31,
	2011	2010
Level 1 — Equity marketable securities	$16,209	$12,357
Level 2 — Commercial mortgage-backed securities	15,672	17,445
Level 3 — Rake bonds	23,485	4,250
Total marketable securities available-for-sale	$55,366	$34,052

The cost basis of the Level 3 securities was $26.5 million at June 30, 2011 and $4.3 million at December 31, 2010. There were no sales of Level 3 securities during the six months ended June 30, 2011. The Level 3 securities mature at various times through 2041.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  We recorded loan loss reserves of $2.5 million, $2.5 million, $4.0 million and $10.0 million during the three and six months ended June 30, 2011 and 2010, respectively, on investments being held to maturity, and $1.0 million against our held for sale investment during the three and six months ended June 30, 2010, respectively.  We also recorded approximately $1.2 million and $4.4 million in recoveries during the three and six months ended June 30, 2011 in connection with the sale of investments.

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

Pursuant to amendments to the Code that became effective January 1, 2001, SL Green has elected, and may in the future, elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of SL Green may perform non-customary services for its tenants, hold assets that SL Green cannot hold directly and generally may engage in any real estate or non-real estate related business. SL Green’s TRS’s generate income, resulting in Federal income tax liability for these entities. SL Green’s TRSs’, which are consolidated into SLGOP, generate income, resulting in Federal income tax liability for these entities.  SL Green’s TRSs’ recorded none and approximately $1.3 million in Federal, state and local tax provision during the six months ended June 30, 2011 and 2010, respectively, and made estimated tax payments of $0.1 million and $0.3 million during the six months ended June 30, 2011 and 2010, respectively.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Compensation cost for stock options, if any, is recognized on a straight line basis over the vesting period of the award.  SL Green’s policy is to grant options with an exercise price equal to the quoted closing market price of SL Green’s common stock on the grant date.  Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

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

Earnings per Unit

We present both basic and diluted earnings per unit, or EPU. Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.  The dilutive effect of the outstanding nonvested shares of SL Green common stock (“nonvested shares”) and restricted stock units (“RSUs”) that have not yet been granted but are contingently issuable under SL Green’s share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. See Note 5. We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 7.5% of our annualized rent, no other tenant in our portfolio accounted for more than 7.1% of our annualized rent, including our share of joint venture annualized rent at June 30, 2011. Approximately 9.6%, 6.8% and 5.6% of our annualized rent, including our share of joint venture annualized rent, was attributable to 1515 Broadway, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended June

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

30, 2011.  Two borrowers accounted for more than 10.0% of the revenue earned on debt and preferred equity investments during the three months ended June 30, 2011.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

In July 2010, the FASB issued updated guidance on disclosures about the credit quality of financing receivables and the allowance for credit losses which will require a greater level of information disclosed about the credit quality of loans and allowance for loan losses, as well as additional information related to credit quality indicators, past due information, and information related to loans modified in trouble debt restructuring. The guidance related to disclosures of financing receivables as of the end of a reporting period is required to be adopted for interim and annual reporting periods ending on or after December 15, 2010. The financing receivables disclosures related to the activity that occurs during a reporting period are required to be adopted for interim and annual reporting periods beginning on or after December 15, 2010.  In January 2011, the FASB temporarily delayed the effective date of the disclosures about troubled debt restructurings to allow the FASB the time needed to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. The guidance is effective for interim and annual periods ending after June 15, 2011. Adoption of the remaining guidance resulted in additional disclosures in our consolidated financial statements.

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

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in financial statements. The standard gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been included within the statement of shareholder’s equity. An OCI statement can be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2011. Early adoption of this guidance is permitted. Adoption of this guidance will not have a material impact on our consolidated financial statements.

In April 2011, the FASB issued updated guidance on a creditor’s determination of whether a restructuring will be a troubled debt restructuring, which establishes new guidelines in evaluating whether a loan modification meets the criteria of a troubled debt restructuring.  This guidance is effective as of the third quarter of 2011, applied retrospectively to the beginning of the fiscal year as required, and its adoption is not expected to have a material effect on our consolidated financial statements.

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance is

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

effective as of the first quarter of 2012, applied prospectively, and its adoption is not expected to have a material effect on our consolidated financial statements.

3.  Property Acquisitions

In May 2011, we acquired a substantial ownership interest in the 205,000-square-foot office condominium at 110 East 42nd Street, along with control of the asset. We provided a senior mezzanine loan as part of the sale of the condominium unit in 2007. The transaction included a consensual modification of that loan. In conjunction with the transaction, we successfully restructured the in-place mortgage financing, which had previously been in default. We are in the process of obtaining the information needed to prepare our allocation of the purchase price of the assets acquired and liabilities assumed and expect to record these adjustments in the third quarter of 2011. We are in the process of analyzing the fair value of the in-place leases; and, consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

In April 2011, we acquired the entire interest of SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ’s, in 1515 Broadway, thereby consolidating full ownership of the 1,750,000 square foot building. The transaction valued the consolidated interests at $1.234 billion. We acquired the interest subject to the $458.8 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $475.1 million upon the closing of this transaction. This property, which we initially acquired in May 2002, was previously accounted for as an investment in unconsolidated joint ventures. We are currently in the process of analyzing the fair value of the in-place leases; and, consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

In January 2011, we purchased City Investment Fund, or CIF’s, 49.9% interest in 521 Fifth Avenue, thereby assuming full ownership of the building. The transaction valued the consolidated interest at approximately $245.7 million, excluding $4.5 million of cash and other assets acquired. We acquired the interest subject to $140.0 million of mortgage financing in connection with this acquisition. We recognized a purchase price fair value adjustment of $13.8 million upon the closing of this transaction. In April 2011, we refinanced 521 Fifth Avenue with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR In connection with that refinancing, we acquired the fee interest in the property for $15.0 million.

The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the purchase of 521 Fifth Avenue (in thousands):

Land	$110,100
Building	146,369
Above market lease value	3,278
Acquired in-place leases	23,009
Other assets, net of other liabilities	4,532
Assets acquired	287,288

Mortgage note payable	140,000
Below market lease value	25,612
Liabilities assumed	165,612
121,676
Investment in unconsolidated joint ventures	(41,414)
Net assets acquired	$80,262

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

4.  Property Dispositions and Assets Held for Sale

In May 2011, we sold our property located at 28 West 44th Street for $161.0 million. The property is approximately 359,000 square feet. We recognized a gain of $46.1 million on the sale.

At June 30, 2011, discontinued operations included the results of operations of real estate assets sold or held for sale prior to that date. This included 28 West 44th Street, which was sold in May 2011 and 19 West 44th Street, which was sold in September 2010.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2011 and 2010, respectively (in thousands).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Revenues
Rental revenue	$1,245	$6,467	$4,835	$12,843
Escalation and reimbursement revenues	219	1,306	873	2,680
Other income	56	378	60	379
Total revenues	1,520	8,151	5,768	15,902
Operating expense	487	1,873	1,633	3,854
Real estate taxes	187	1,415	1,034	2,829
Interest expense, net of interest income	286	708	980	1,399
Amortization of deferred financing costs	—	220	147	441
Depreciation and amortization	—	1,532	676	3,059
Total expenses	960	5,748	4,470	11,582
Income from discontinued operations	$560	$2,403	$1,298	$4,320

5.  Debt and Preferred Equity Investments

During the six months ended June 30, 2011 and 2010, our debt and preferred equity investments (net of discounts) increased approximately $162.9 million and $181.2 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded approximately $544.3 million and $99.4 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

As of June 30, 2011 and December 31, 2010, we held the following debt investments with an aggregate weighted average current yield of approximately 5.99% (in thousands):

Loan Type	June 30, 2011 Senior Financing	June 30, 2011 Principal Outstanding	December 31, 2010 Principal Outstanding	Initial Maturity Date
Other Loan(1)	$15,000	$3,500	$3,500	September 2021
Mezzanine Loan(1)	205,000	63,711	60,407	February 2016
Mortgage/ Mezzanine Loan(1)	172,669	46,380	46,358	May 2016
Mezzanine Loan(1)	165,000	40,282	39,711	November 2016
Mezzanine Loan(1)(2)(3)(6)(7)	—	—	27,187	—
Mezzanine Loan(1) (7)(14)	—	—	15,697	—
Junior Participation(1)(4)(6)(7)	—	9,938	9,938	April 2008
Mezzanine Loan(1)(7)(8)	1,139,000	83,378	84,062	March 2017
Junior Participation(1)(6)	53,000	11,000	11,000	November 2011
Junior Participation(6)	61,250	10,875	10,875	June 2012
Junior Participation(6)	—	—	5,866	—
Junior Participation(5)(6)	—	—	47,484	—
Mortgage/ Mezzanine Loan(2)(9)	—	—	137,222	—
Junior Participation(11)	—	—	42,439	—
Junior Participation	70,800	9,200	9,200	October 2011
Mezzanine Loan(1)(12)	—	—	202,136	—
Mezzanine Loan(1)	75,000	15,000	15,000	July 2013
Mortgage(10)	—	86,339	86,339	June 2012
Mortgage(13)	—	31,500	26,000	February 2013
Mezzanine Loan	796,693	13,536	13,536	August 2011
Mezzanine Loan(1)	165,440	38,682	38,892	February 2014
Mezzanine Loan(1)	177,000	17,668	—	May 2016
Junior Participation(1)	133,000	49,000	—	June 2016
Loan loss reserve(6)	—	(18,400)	(40,461)	—
	$3,228,852	$511,589	$892,388

(1)	This is a fixed rate loan.
(2)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(3)	This loan was sold in February 2011. We realized $6.2 million of additional income upon the sale. A portion of this income is included in loan loss and other reserves, net of recoveries.
(4)	This loan is in default. The lender has begun foreclosure proceedings. Another participant holds a $12.2 million pari-pasu interest in this loan.
(5)

Gramercy was the borrower under this loan. We sold this loan, which consisted of mortgage and mezzanine financing, for $35.8 million, in May 2011. We realized $1.2 million of additional income upon the sale, which is included in loan loss and other reserves, net of recoveries.

(6)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

(7)	This loan is on non-accrual status.
(8)	Interest is added to the principal balance for this accrual only loan.
(9)	Gramercy held a pari passu interest in the mezzanine loan. This loan was repaid in March 2011.
(10)	We hold an 88% interest in the consolidated joint venture that acquired this loan. This investment is denominated in British Pounds.
(11)	This loan was repaid in January 2011. We realized $1.3 million of additional income upon the sale. This income is included in preferred equity and investment income.
(12)

In March 2011, we contributed our debt investment with a carrying value of $286.6 million to a newly formed joint venture in which we hold a 50% interest. We realized $38.7 million of additional income upon the contribution. This income is included in preferred equity and investment income. The joint venture paid us approximately $111.3 million and also assumed $30 million of related floating rate financing which matures in June 2016 and carried a weighted average interest rate for the quarter of 1.16%. In May 2011, this joint venture took control of the underlying property as part of a recapitalization transaction. See Note 6.

(13)	In June 2011, we funded an additional $5.5 million and extended the maturity date of this loan to February 2013.
(14)

In May 2011, we acquired a substantial ownership interest in the 205,000-square-foot office condominium along with control of the asset. We provided a senior mezzanine loan as part of the sale of the condominium unit in 2007. The transaction included a consensual modification of that loan. See Note 3.

Preferred Equity Investments

As of June 30, 2011 and December 31, 2010, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 8.35% (in thousands):

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Type	June 30, 2011 Senior Financing	June 30, 2011 Amount Outstanding	December 31, 2010 Amount Outstanding	Initial Mandatory Redemption
Preferred equity(1)(4)(5)	$203,956	$47,857	$45,912	February 2014
Preferred equity(3)(4)	979,175	46,372	46,372	August 2012
Loan loss reserve(2)	—	(23,400)	(20,900)	—
	$1,183,131	$70,829	$71,384

(1)	This is a fixed rate investment.
(2)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

(3)	This investment is on non-accrual status.
(4)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(5)

This investment was classified as held for sale at June 30, 2009, but as held-to-maturity for all periods subsequent to June 30, 2009. The reserve previously taken against this loan is being accreted up to the face amount through the maturity date.

The following table is a rollforward of our total loan loss reserves at June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011	December 31, 2010
Balance at beginning of year	$61,361	$93,844
Expensed	2,500	24,418
Recoveries	(4,370)	(3,662)
Charge-offs	(17,691)	(53,239)
Balance at end of period	$41,800	$61,361

At June 30, 2011 and December 31, 2010, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at June 30, 2011 and December 31, 2010 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $79.5 million at June 30, 2011 and $78.7 million at December 31, 2010. The nonaccrual balance of financing receivables at June 30, 2011 and December 31, 2010 was $85.9 million and $140.8 million, respectively. The recorded investment for financing receivables past due 90 days at June 30, 2011 was $9.9 million associated with one financing receivable and at December 31, 2010 was $9.9 million associated with one financing receivable. All financing receivables are individually evaluated for impairment.

The following table presents impaired loans, including non-accrual loans, as of June 30, 2011 and December 31, 2010, respectively (in thousands):

	June 30, 2011			December 31, 2010
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$101,108	$83,378	$—	$103,678	$99,759	$—
With an allowance recorded:
Commercial real estate	80,173	78,060	41,800	160,711	158,597	61,361
Total	$181,281	$161,438	$41,800	$264,389	$258,356	$61,361

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

The following table presents the average recorded investment in impaired loans, including non-accrual loans and the related investment and preferred equity income recognized during the three and six months ended June 30, 2011 and 2010, respectively (in thousands):

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010

Average recorded investment in impaired loans	$201,991	$259,404	$223,376	$259,237

Investment and preferred equity income recognized	1,551	5,117	6,361	8,084

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

The table below provides general information on each of our joint ventures as of June 30, 2011 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)

100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	$95,800
379 West Broadway	Sutton	45.00%	45.00%	62	12/05	$19,750
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	$22,400
800 Third Avenue(2)	Private Investors	42.95%	42.95%	526	12/06	$285,000
One Court Square	JP Morgan	30.00%	30.00%	1,402	01/07	$533,500
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	$4,400
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	$520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	$210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	$107,500
The Meadows(3)	Onyx	50.00%	50.00%	582	09/07	$111,500
388 and 390 Greenwich Street(4)	SITQ	50.60%	50.60%	2,600	12/07	$1,575,000
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	$30,000
1551-1555 Broadway	Sutton	10.00%	10.00%	26	07/05	$80,100
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	$251,900
141 Fifth Avenue(5)	Sutton/Rapport	50.00%	50.00%	22	09/05	$13,250
180/182 Broadway and 63 Nassau Street(5) (6)	Harel/Sutton	25.50%	25.50%	71	02/08	$43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	$193,000
11 West 34th Street(7)	Private Investor/Sutton	30.00%	30.00%	17	12/10	$10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	$4,000
3 Columbus Circle(8)	Moinian	48.90%	48.90%	769	01/11	$500,000
280 Park Avenue(9)	Vornado	50.00%	50.00%	1,237	03/11	$400,000
450 West 33rd Street(10)	Normandy	50.00%	50.00%	1,622	04/11	$28,824

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
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

(3)	We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009.
(4)	The property is subject to a 13-year triple-net lease arrangement with a single tenant. The lease commenced in 2007.
(5)

The deconsolidation of these joint ventures in 2010 resulted in an adjustment to retained earnings of approximately $3.0 million and to the noncontrolling interests in other partnerships of approximately $9.5 million.

(6)

In December 2010, the Company’s 180-182 Broadway joint venture with Jeff Sutton announced an agreement with Pace University to convey a long-term ground lease condominium interest to Pace University for 20 floors of student housing. The joint venture also admitted Harel, which contributed $28.1 million to the joint venture, for a 49 percent partnership interest.

(7)

In December 2010, the Company’s $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in the Company’s recognition of additional income of approximately $1.1 million. Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30 percent interest. The property is subject to a long-term net lease arrangement.

(8)

We issued 306,296 operating partnership units in connection with this investment. We have committed to fund an additional $47.5 million to the joint venture. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which was bearing interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011.

(9)

In March 2011, we contributed our debt investment with a carrying value of $286.6 million to a newly formed joint venture in which we hold a 50% interest. We realized $38.7 million of additional income upon the contribution. This income is included in preferred equity and investment income. The joint venture paid us approximately $111.3 million and also assumed $30 million of related floating rate financing which matures in June 2016. See Note 5. In May 2011, this joint venture took control of the underlying property as part of a recapitalization transaction which valued the investment at approximately $1.1 billion. We hold an effective 49.5% ownership interest in the underlying investment.

(10)	This joint venture holds an investment in a debt position.

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leased tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loan payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2011 and December 31, 2010, respectively, are as follows (in thousands):

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Property	Maturity Date	Interest Rate(1)	June 30, 2011	December 31, 2010

100 Park Avenue(2)	09/2014	6.64%	$213,813	$204,946
21 West 34th Street	12/2016	5.76%	100,000	100,000
800 Third Avenue	08/2017	6.00%	20,910	20,910
One Court Square	09/2015	4.91%	315,000	315,000
1604-1610 Broadway(3)	04/2012	5.66%	27,000	27,000
388 and 390 Greenwich Street(4)	12/2017	5.19%	1,106,758	1,106,758
1745 Broadway	01/2017	5.68%	340,000	340,000
141 Fifth Avenue	06/2017	5.70%	25,000	25,000
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
11 West 34th Street	01/2016	4.87%	17,891	18,000
1551-1555 Broadway(7)	07/2021	5.10%	180,000	—
280 Park Avenue	06/2016	6.55%	710,000	—
Total fixed rate debt			$3,220,122	$2,321,364
1515 Broadway(5)	—	—	—	462,896
The Meadows(6)	09/2012	1.56%	85,871	87,034
388 and 390 Greenwich Street(4)	12/2017	1.36%	31,622	31,622
16 Court Street	10/2013	2.71%	86,145	86,844
27-29 West 34th Street(12)	05/2012	1.87%	54,150	54,375
1551-1555 Broadway(7)	—	—	—	128,600
521 Fifth Avenue(8)	—	—	—	140,000
717 Fifth Avenue(9)	09/2011	5.25%	245,000	245,000
379 West Broadway(12)	07/2012	1.86%	20,991	20,991
600 Lexington Avenue	10/2017	2.28%	125,000	125,000
180/182 Broadway(10)	12/2013	2.96%	18,722	8,509
3 Columbus Circle(11)	01/2014	2.36%	258,730	—
Other loan payable	06/2016	1.12%	30,000	—
Total floating rate debt			$956,231	$1,390,871
Total mortgages and other loan payable			$4,176,353	$3,712,235

(1)	Interest rate represents the effective all-in weighted average interest rate for the quarter ended June 30, 2011.
(2)	This loan has a committed amount of $215.0 million.
(3)	This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.
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

(5)

In December 2009 the $625.0 million mortgage was repaid and replaced with a $475.0 million mortgage. In connection with the refinancing, the partners made an aggregate $163.9 million capital contribution to the joint venture. We acquired the remaining interest in this joint venture in April 2011. As a result, we have consolidated this investment since April 2011. See Notes 3 and 8.

(6)	This loan has a committed amount of $91.2 million.
(7)	This loan was refinanced in June 2011.
(8)	We acquired the remaining interest in this joint venture in January 2011. As a result, we have consolidated this investment since January 2011. See Notes 3 and 8.
(9)	This loan has a committed amount of $285.0 million.
(10)	The $31.0 million loan was repaid in December 2010 as part of a recapitalization of the joint venture. The new loan, which has a committed amount of $90.0 million, is only secured by 180/182 Broadway.
(11)

We provided 50% of a bridge loan to this joint venture. In April 2011, our joint venture with The Moinian Group which owns the property located at 3 Columbus Circle, New York, refinanced the bridge loan and replaced it with a $260.0 million 5-year mortgage with the Bank of China, which carries a floating rate of interest of 210 basis points over the 30-day LIBOR, at which point SL Green and Deutsche Bank’s bridge loan was repaid. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles.

(12)	In May 2011, this loan was extended by 1-year.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

management services to our joint ventures. We earned approximately $2.3 million, $5.7 million, $6.6 million and $9.1 million from these services for the three and six months ended June 30, 2011 and 2010, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at June 30, 2011 and December 31, 2010, are as follows (in thousands):

	June 30, 2011	December 31, 2010
Assets
Commercial real estate property, net	$5,750,916	$4,831,897
Debt investments	29,312	—
Other assets	621,675	516,049
Total assets	$6,401,903	$5,347,946

Liabilities and members’ equity
Mortgages and other loan payable	$4,176,353	$3,712,235
Other liabilities	342,484	233,463
Members’ equity	1,883,066	1,402,248
Total liabilities and members’ equity	$6,401,903	$5,347,946
Company’s net investment in unconsolidated joint ventures	$896,632	$631,570

The combined statements of income for the unconsolidated joint ventures, from acquisition date through June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Total revenues	$113,792	$149,822	$237,352	$323,962
Operating expenses	16,080	22,189	36,681	52,356
Real estate taxes	12,290	17,591	25,740	39,897
Interest expense, net of interest income	53,587	55,528	101,224	109,485
Depreciation and amortization	33,865	36,546	65,589	74,293
Transaction related costs	752	—	817	—
Other income/expenses	—	1,075	—	1,075
Total expenses	116,574	132,929	230,051	277,106
Net (loss) income	$(2,782)	$16,893	$7,301	$46,856
Company’s equity in net income of unconsolidated joint ventures	$2,184	$10,005	$10,390	$25,381

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At June 30, 2011, we held 5,349,370 shares, or approximately 10.71% of Gramercy’s common stock.  Our total investment of approximately $16.2 million is based on the market value of our common stock investment in Gramercy at June 30, 2011.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

Effective May 2005, June 2009 and October 2009, Gramercy entered into lease agreements with an affiliate of ours, for their corporate offices at 420 Lexington Avenue, New York, New York.  The first lease is for approximately 7,300 square feet and carries a term of ten years with rents of approximately $249,000 per annum for year one increasing to $315,000 per annum in year ten.  The second lease is for approximately 900 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $35,300 per annum for year one increasing to $42,800 per annum in year six.  The third lease is for approximately 1,400 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $67,300 per annum for year one increasing to $80,500 per annum in year six.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

See Note 5 for information on our debt and preferred equity investments in which Gramercy also holds an interest.

On October 28, 2009, Gramercy announced the appointment of Roger M. Cozzi, as President and Chief Executive Officer, effective immediately. Effective as of November 13, 2009, Timothy J. O’Connor was appointed as President of Gramercy.  Marc Holliday, our chief executive officer, remains a board member of Gramercy.

7.  Deferred Costs

Deferred costs at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Deferred financing	$95,010	$86,256
Deferred leasing	211,780	200,633
	306,790	286,889
Less accumulated amortization	(124,549)	(114,372)
Deferred costs, net	$182,241	$172,517

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at June 30, 2011 and December 31, 2010, respectively, were as follows (in thousands):

Property(1)	Maturity Date	Interest Rate(2)	June 30, 2011	December 31, 2010
711 Third Avenue	06/2015	4.99%	$120,000	$120,000
420 Lexington Avenue(3)	09/2016	7.15%	188,391	149,141
673 First Avenue	02/2013	5.67%	30,347	30,781
220 East 42nd Street	11/2013	5.24%	192,608	194,758
625 Madison Avenue	11/2015	7.22%	130,680	132,209
609 Fifth Avenue	10/2013	5.85%	95,736	96,502
609 Partners, LLC	07/2014	5.00%	31,721	31,722
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
919 Third Avenue(4)	06/2023	5.12%	500,000	219,879
300 Main Street	02/2017	5.75%	11,500	11,500
500 West Putnam	01/2016	5.52%	24,804	25,000
One Madison Avenue	05/2020	5.91%	633,833	640,076
125 Park Avenue	10/2014	5.75%	146,250	146,250
2 Herald Square	04/2017	5.36%	191,250	191,250
885 Third Avenue	07/2017	6.26%	267,650	267,650
292 Madison Avenue	08/2017	6.17%	59,099	59,099
110 East 42nd Street(5)	07/2017	5.81%	65,000	—
Total fixed rate debt			$3,308,869	$2,935,817
100 Church Street(6)	—	—	$—	$139,672
Landmark Square(7)	—	—	—	110,180
28 West 44th Street(8)	—	—	—	122,007
521 Fifth Avenue(9)	04/2013	2.20%	150,000	—
1515 Broadway(10)	12/2014	3.50%	456,684	—
Other loan payable(11)	06/2013	3.30%	62,792	62,792
Other loan payable(12)	—	—	—	30,000
Total floating rate debt			$669,476	$464,651
Total mortgages and other loans payable			$3,978,345	$3,400,468

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective contractual interest rate for the quarter ended June 30, 2011.
(3)	We increased this loan by $40.0 million in March 2011.
(4)

We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us. In June 2011, our joint venture replaced the $219.9 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

(5)

We took control of this property in May 2011 and assumed the mortgage as part of the transaction. This loan consists of a $65.0 million A-tranche and a $18.1 million B-tranche. The B-tranche does not accrue interest and is due only under certain circumstances as described in the loan agreement.

(6)	This mortgage was repaid in March 2011.
(7)	The final loan renewal option was exercised in December 2010. This loan was repaid in May 2011.
(8)	This property was sold in May 2011 and the related mortgage was repaid.
(9)

We assumed a $140.0 million mortgage in connection with the acquisition of the remaining partnership interest in January 2011. The mortgage was schedule to mature in April 2011. In April 2011, we refinanced 521 Fifth Avenue with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR.

(10)	We acquired the remaining interest in this joint venture in April 2011. As a result, we have consolidated this investment since April 2011.
(11)	This loan bears interest at 250 basis points over the three month GBP LIBOR. This loan is denominated in British Pounds.
(12)	In March 2011, this loan was assigned to a joint venture. See Note 5.

At June 30, 2011 and December 31, 2010 the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $6.5 billion and $5.8 billion, respectively.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

9.  Corporate Indebtedness

2007 Revolving Credit Facility

We have a $1.5 billion revolving credit facility, or the 2007 revolving credit facility.  The 2007 revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio at June 30, 2011, was 90 basis points.  This facility matures in June 2012.  The 2007 revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 revolving credit facility had approximately $500.0 million outstanding at June 30, 2011.  Availability under the 2007 revolving credit facility was further reduced at June 30, 2011 as approximately $54.8 million in letters of credit were outstanding.

The Operating Partnership is the borrower, and SL Green and certain of its subsidiaries are guarantors under the 2007 revolving credit facility.  From time to time, certain of our indebtedness under the 2007 revolving credit facility is secured by mortgages granted by our subsidiaries, other than ROP. Further, ROP and certain of its subsidiaries provide a senior guaranty of our obligations under the 2007 revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the 2007 revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the facility.  As of June 30, 2011, the maximum amount of ROP and its subsidiaries’ guaranty obligation was approximately $359.7 million.

The 2007 revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2011 and December 31, 2010, respectively (in thousands):

Issuance	June 30, 2011 Unpaid Principal Balance	June 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1)(5)(7)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1) (5)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)	275,000	274,784	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)	124,457	122,211	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)	345,000	273,010	268,552	3.00%	7.125%	7	October 15, 2017
	$1,093,692	$1,019,240	$1,100,545

(1)	Issued by ROP.
(2)

Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson Associates Realty Corp., or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, SL Green repurchased approximately $115.4 million of these debentures, inclusive of debentures purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green’s common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of SL Green’s common stock and for general corporate purposes. During the year ended December 31, 2010, SL Green repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of June 30, 2011, approximately $2.2 million remained unamortized.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

(6)

In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of June 30, 2011, approximately $72.0 million remained unamortized.

(7)	In January 2011, the remaining outstanding $84.8 million of ROP’s 5.15% unsecured notes were repaid at par on their maturity date.

Restrictive Covenants

The terms of the 2007 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable us to continue to qualify as a REIT for Federal Income Tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of June 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is our wholly-owned subsidiary.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Interest payments may be deferred for a period of up to eight consecutive quarters if we exercise our right to defer such payments.  The trust preferred securities are redeemable at our option, in whole or in part, with no prepayment premium.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, 2007 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2011, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2011	$18,949	$—	$—	$—	$—	$18,949	$83,134
2012	42,635	—	500,000	—	122,211	664,846	95,830
2013	42,826	516,179	—	—	—	559,005	43,006
2014	40,717	598,646	—	—	98,578	737,941	112,492
2015	31,521	229,537	—	—	657	261,715	102,481
Thereafter	189,581	2,267,754	—	100,000	797,794	3,355,129	1,346,136
	$366,229	$3,612,116	$500,000	$100,000	$1,019,240	$5,597,585	$1,783,079

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest expense	$69,528	$57,445	$135,087	$114,601
Interest income	(538)	(504)	(1,024)	(872)
Interest expense, net	$68,990	$56,941	$134,063	$113,729
Interest capitalized	$922	$—	$2,217	$—

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $4.8 billion, compared to the book value of the related fixed rate debt of approximately $4.5 billion at June 30, 2011.  Our floating rate debt, inclusive of our 2007 revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.1 billion, compared to the book value of the related floating rate debt of approximately $1.1 billion at June 30, 2011. Our debt and preferred equity investments had an estimated fair value ranging between $495.1 million and $553.3 million, compared to the book value of approximately $582.4 million at June 30, 2011.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2011.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $1.0 million, $1.1 million, $0.5 million and $1.0 million for the three and six months ended June 30, 2011 and 2010, respectively.  We paid Alliance approximately $3.5 million, $6.6 million, $3.1 million and $6.2 million for the three and six months ended June 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $111,000, $221,000, $94,000 and $202,000 for the three and six months ended June 30, 2011 and 2010, respectively.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Other

Amounts due from related parties at June 30, 2011 and December 31, 2010 consisted of the following (in thousands):

	June 30, 2011	December 31, 2010
Due from joint ventures	$423	$1,062
Other	2,156	5,233
Related party receivables	$2,579	$6,295

Gramercy Capital Corp.

See Note 6, “Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp.” for disclosure on related party transactions between Gramercy and us.

12. Capital

The Company is the sole general partner of the Operating Partnership and at June 30, 2011 owned 84,296,839 general and limited partnership interests in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units pays a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

Net income (loss) allocated to the preferred unitholders and limited unitholders reflects their pro-rata share of net income (loss) and distributions.

In 2011, we, along with SL Green, entered into “at-the-market” equity offering programs, or ATM programs, to sell an aggregate of $525.0 million of SL Green’s common stock. As of June 30, 2011, SL Green had sold 5.6 million shares of its common stock through the ATM programs for aggregate proceeds of approximately $426.4 million ($420.0 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. Net proceeds from these offerings (approximately $420.0 million) were contributed to us in exchange for 5.6 million common partnership units. As of June 30, 2011, SL Green had approximately $98.6 million available to issue under the ATM programs.

Limited Partner Units

As of June 30, 2011 the other limited partners owned approximately 2.22% (1,911,650 units) of the Operating Partnership. At June 30, 2011, 1,911,650 shares of the Company’s common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

During the six months ended June 30, 2011 and 2010, approximately 87 shares and 251,000 shares of SL Green’s common stock were issued and approximately $6,500 and $11.2 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $6,500 in proceeds received during the six months ended June 30, 2011 was contributed to us by SL Green in exchange for an equivalent number of common units. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

SL Green has a stock option and incentive plan. The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by SL Green’s board of directors in April 2010 and SL Green’s stockholders in June 2010 at SL Green’s annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green’s common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by SL Green’s Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by SL Green’s stockholders. At June 30, 2011, approximately 4.2 million fungible units were available for issuance under the 2005 Plan, or 5.4 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2011 and the year ended December 31, 2010.

	June 30, 2011	December 31, 2010
Dividend yield	2.00%	2.00%
Expected life of option	5.2 years	5.1 years
Risk-free interest rate	2.16%	2.09%
Expected stock price volatility	40.61%	50.07%

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

A summary of the status of SL Green’s stock options as of June 30, 2011 and December 31, 2010 and changes during the periods then ended are presented below:

	June 30, 2011		December 31, 2010
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,353,002	$58.85	1,324,221	$56.74
Granted	62,000	$68.64	180,250	$62.00
Exercised	(157,548)	$43.96	(109,636)	$31.49
Lapsed or cancelled	(24,967)	$55.58	(41,833)	$77.33
Balance at end of period	1,232,487	$61.31	1,353,002	$58.85

Options exercisable at end of period	739,282	$68.35	631,224	$69.42
Weighted average fair value of options granted during the period	$1,376,165		$4,333,281

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding was 4.16 years and the remaining weighted average contractual life of the options exercisable was 4.2 years.

During the three and six months ended June 30, 2011 and 2010, we recognized approximately $1.0 million, $2.6 million, $1.0 million and $2.3 million of compensation expense, respectively, for these options. As of June 30, 2011 there was approximately $7.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

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

A summary of SL Green’s restricted stock as of June 30, 2011 and December 31, 2010 and charges during the respective periods is presented below:

	Six Months Ended June 30,	Year Ended December 31,
Restricted Stock Awards	2011	2010
Balance at beginning of year	2,728,290	2,330,532
Granted	156,467	400,925
Cancelled	(500)	(3,167)
Balance at end of period	2,884,257	2,728,290
Vested during the period	21,983	153,644
Compensation expense recorded	$9,680,057	$15,327,206
Weighted average fair value of restricted stock granted during the year	$19,904,227	$28,269,983

The fair value of restricted stock that vested during the six months ended June 30, 2011 was $1.3 million. As of June 30, 2011, there was $16.9 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

For the three and six months ended June 30, 2011 and 2010, approximately $0.9 million, $1.9 million, $0.6 million and $1.2 million, respectively, was capitalized to assets associated with compensation expense related to SL Green’s long-term compensation plans, restricted stock and stock options.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

2003 Long-Term Outperformance Compensation Program

SL Green’s board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of its common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, SL Green’s compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  We recorded compensation expense of $23,000 for the six months ended June 30, 2010. The cost of the 2003 Outperformance Plan had been fully expensed as of March 31, 2010.

2005 Long-Term Outperformance Compensation Program

In December 2005, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2005 Outperformance Plan.  Participants in the 2005 Outperformance Plan were entitled to earn LTIP Units in the Operating Partnership if SL Green’s total return to stockholders for the three-year period beginning December 1, 2005 exceeded a cumulative total return to stockholders of 30%; provided that participants were entitled to earn LTIP Units earlier in the event that SL Green achieved maximum performance for 30 consecutive days.  The total number of LTIP Units that could be earned was to be a number having an assumed value equal to 10% of the outperformance amount in excess of the 30% benchmark, subject to a maximum dilution cap equal to the lesser of 3% of SL Green’s outstanding shares and units of limited partnership interest as of December 1, 2005 or $50.0 million.  On June 14, 2006, SL Green’s compensation committee determined that under the terms of the 2005 Outperformance Plan, as of June 8, 2006, the performance period had accelerated and the maximum performance pool of $49,250,000, taking into account forfeitures, had been earned.  Under the terms of the 2005 Outperformance Plan, participants also earned additional LTIP Units with a value equal to the distributions that would have been paid with respect to the LTIP Units earned if such LTIP Units had been earned at the beginning of the performance period.  The total number of LTIP Units earned under the 2005 Outperformance Plan by all participants as of June 8, 2006 was 490,475.  Under the terms of the 2005 Outperformance Plan, all LTIP Units that were earned remained subject to time-based vesting, with one-third of the LTIP Units earned vested on each of November 30, 2008 and the first two anniversaries thereafter based on continued employment.  The earned LTIP Units received regular quarterly distributions on a per unit basis equal to the dividends per share paid on SL Green’s common stock, whether or not they were vested.

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period in 2010.  We recorded compensation expense of approximately $1.2 million and $1.6 million for the three and six months ended June 30, 2010 in connection with the 2005 Outperformance Plan. The cost of the 2005 Outperformance Plan had been fully expensed as of June 30, 2010.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through July 31, 2011.  We recorded compensation expense of approximately $30,000, $60,000, $0.1 million and $0.1 million for the three and six months ended June 30, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

$25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if SL Green’s aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  SL Green will not pay distributions on any LTIP Units until they are earned, at which time SL Green will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. In January 2011, SL Green’s compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan.  In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder are scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.5 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $2.2 million, $4.2 million, $1.1 million and $1.6 million for the three and six months ended June 30, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

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

During the six months ended June 30, 2011, 7,765 phantom stock units were earned.  As of June 30, 2011, there were approximately 66,431 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase SL Green’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of June 30, 2011, approximately 51,929 shares of SL Green’s common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Earnings per Unit

Earnings per unit for the three and six months ended June 30, 2011 and 2010 is computed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator (Income)
Basic Earnings:
Income attributable to SL Green common unitholders	$538,383	$139,505	$621,120	$154,875
Effect of Dilutive Securities:
Stock options	—	—	—	—
Diluted Earnings:
Income attributable to SL Green common unitholders	$538,383	$139,505	$621,120	$154,875

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Denominator (Weighted Average Units)
Basic Earnings:
Units attributable to common unitholders	85,490	79,371	83,490	79,349
Effect of Dilutive Securities:
3.0% exchangeable senior debentures due 2017	—	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—	—
4.0% exchangeable senior debentures	—	—	—	—
Stock-based compensation plans	520	420	505	422
Diluted Units	86,010	79,791	83,995	79,771

We have excluded approximately 579,000, 654,000, 806,000 and 810,000 common stock equivalents from the diluted shares outstanding for the three and six months ended June 30, 2011 and 2010, respectively, as they were anti-dilutive.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2011 (in thousands):

June 30,	Capital lease	Non-cancellable operating leases

2011	$777	$16,448
2012	1,555	33,429
2013	1,555	33,429
2014	1,555	33,429
2015	1,593	33,429
Thereafter	44,057	648,984
Total minimum lease payments	51,092	$799,148
Less amount representing interest	(34,015)
Present value of net minimum lease payments	$17,077

14.  Financial Instruments: Derivatives and Hedging

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges must be adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at June 30, 2011 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$110,180	6.000%	2/2011	2/2012	$—
Interest Rate Cap	$139,672	5.000%	1/2011	1/2012	$—
Interest Rate Swap	$30,000	2.295%	7/2010	6/2016	$(551)

Currency Hedge	$20,748	1.55185GBP-USD	9/2010	12/2012	$(517)

The currency hedge and certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On June 30, 2011, the derivative instruments were reported as an obligation at their fair value of approximately $1.1 million.  This is included in Other Liabilities on the consolidated balance sheet at June 30, 2011.  Included in Accumulated Other Comprehensive Loss at June 30, 2011 was approximately $17.3 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $14.9 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment is included in financing activities in the statement of cash flows.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $17.3 million balance noted above. The balance in Accumulated Other Comprehensive Loss relating to derivatives was $32.2 million and $32.3 million at June 30, 2011 and December 31, 2010, respectively.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.8 million of the current balance held in Accumulated Other Comprehensive Income will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, respectively (in thousands):

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
		June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Designation\Cash Flow	Derivative	2011	2010	2011	2010	2011	2010
Qualifying	Interest Rate Swaps/Caps	$(6,186)	$(4,723)	$(3,145)	$(3,185)	$(18)	$—

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	(127)	—

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income for the six months ended June 30, 2011 and 2010, respectively (in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Six Months Ended

Amount of (Loss) or
Gain Reclassified from
Accumulated Other
Comprehensive Loss into
Interest Expense/ Equity
in net income of
unconsolidated
joint ventures
(Effective Portion)
For the Six Months Ended

						Amount of (Loss) or Gain Recognized in Interest Expense/Equity in Net Income of Unconsolidated Joint Ventures (Ineffective Portion) For the Six Months Ended
		June 30,	June 30,	June 30,	June 30,	June 30,	June 30,
Designation\Cash Flow	Derivative	2011	2010	2011	2010	2011	2010
Qualifying	Interest Rate Swaps/Caps	$(6,304)	$(14,143)	$(6,216)	$(6,242)	$(18)	$(1,331)

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	(657)	(25)

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

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

Selected results of operations for the three and six months ended June 30, 2011 and 2010, and selected asset information as of June 30, 2011 and December 31, 2010, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
June 30, 2011	$285,511	$15,144	$300,655
June 30, 2010	230,784	20,788	251,572

Six months ended:
June 30, 2011	$552,004	$79,823	$631,827
June 30, 2010	461,286	41,167	502,453

Income from continuing operations:
Three months ended:
June 30, 2011	$490,576	$11,966	$502,542
June 30, 2010	134,756	13,340	148,096

Six months ended:
June 30, 2011	$519,367	$76,328	$595,695
June 30, 2010	147,187	25,125	172,312

Total assets
As of:
June 30, 2011	$12,057,374	$586,704	$12,644,078
December 31, 2010	10,330,043	970,251	11,300,294

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2007 revolving credit facility borrowing cost.  We do not allocate marketing, general and administrative expenses and transaction related costs (approximately $23.7 million, $46.1 million, $22.5 million and $41.9 million for the three and six months ended June 30, 2011 and 2010, respectively) to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

The table below reconciles income from continuing operations to net income attributable to SLGOP common unitholders for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Income from continuing operations	$502,542	$148,096	$595,695	$172,312
Net income from discontinued operations	560	2,403	1,298	4,320
Gain on sale of discontinued operations	46,085	—	46,085	—
Net income	549,187	150,499	643,078	176,632
Net income attributable to noncontrolling interests in other partnerships	(3,259)	(3,449)	(6,869)	(7,097)
Net income attributable to SLGOP	545,928	147,050	636,209	169,535
Preferred unit dividend	(7,545)	(7,545)	(15,089)	(14,660)
Net income attributable to SLGOP common unitholders	$538,383	$139,505	$621,120	$154,875

17.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2011 and 2010 is presented below (in thousands):

	Six Months Ended June 30,
	2011	2010
Issuance of common stock as deferred compensation	$545	$402
Issuance of units in the operating partnership	20,222	—
Redemption of units in the operating partnership	725	—
Derivative instruments at fair value	1,071	15,296
Assignment of debt investment to joint venture	286,571	—
Mortgage assigned to joint venture	30,000	—
Tenant improvements and capital expenditures payable	8,389	7,363
Assumption of mortgage loans	663,767	139,672
Debt and other investments acquired	—	30,000
Accrued acquisition liabilities	44,500	—
Consolidation of real estate investments	557,314	—
Deconsolidation of real estate investments — assets	—	60,783
Deconsolidation of real estate investments — liabilities	—	47,533

18.  Subsequent Events

In July 2011, SL Green sold 1.2 million shares of its common stock through the ATM programs for aggregate gross proceeds of approximately $98.6 million ($97.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. Net proceeds from this offering (approximately $97.1 million) were contributed to us in exchange for 1.2 million common partnership units. As of July 27, 2011, SL Green had no availability to issue shares under the existing ATM programs.

On July 27, 2011, we, along with SL Green, entered into a new ATM program with Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, to sell shares of SL Green’s common stock having aggregate sales proceeds of $250.0 million. Through August 5, 2011, SL Green had not sold any shares of its common stock under this program.

On August 5, 2011, SL Green, the Operating Partnership and ROP, as co-obligors, completed the sale of $250.0 million aggregate principal amount of 5.00% senior notes due August 15, 2018.  Net proceeds to SL Green from the sale of the notes were approximately $246.5 million.

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

As of June 30, 2011, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	24	17,197,945	92.8%
	Unconsolidated properties	7	6,191,673	92.5%

Suburban	Consolidated properties	25	3,863,000	81.0%
	Unconsolidated properties	6	2,941,700	93.6%
		62	30,194,318	91.3%

(1)   The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in nine stand-alone retail properties encompassing approximately 334,782 square feet, six development properties encompassing approximately 1,359,941 square feet and three land interests as of June 30, 2011.  In addition, we manage four office properties owned by third parties and affiliated companies encompassing approximately 1.3 million rentable square feet.

Critical Accounting Policies

Refer to our 2010 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the six months ended June 30, 2011.

Results of Operations

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

The following comparison for the three months ended June 30, 2011, or 2011, to the three months ended June 30, 2010, or 2010, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2010 and at June 30, 2011 and totaled 45 of our 49 consolidated properties, representing approximately 69% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2010 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$240.6	$193.3	$47.3	24.5%
Escalation and reimbursement revenue	35.0	28.7	6.3	22.0
Total	$275.6	$222.0	$53.6	24.1%

Same-Store Properties	$217.8	$217.9	$(0.1)	(0.1)%
Acquisitions	57.5	2.6	54.9	2,111.5
Other	0.3	1.5	(1.2)	(80.0)
Total	$275.6	$222.0	$53.6	24.1%

Occupancy in the Same-Store Properties was 90.0% at June 30, 2011, 89.4% at December 31, 2010 and 89.2% at June 30, 2010.  The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the quarter in 2011 compared to a partial period or not being included in 2010.

Occupancy for our same-store Manhattan portfolio at June 30, 2011 was 93.6 percent as compared to 91.7 percent for the same period in the previous year.  During the quarter, we signed 56 office leases in our Manhattan portfolio totaling 453,173 square feet.  Thirteen leases totaling 112,246 square feet represented office leases that replaced previous vacancy, while 43 office leases comprising 340,927 square feet had average starting rents of $54.44 per rentable square foot, representing a 0.3 percent increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed in the second quarter was 8.6 years and average tenant concessions were 1.9 months of free rent with a tenant improvement allowance and lease commissions of $57.36 per rentable square foot.  Of the 359,583 square feet of office leases which commenced during the second quarter, 157,391 square feet represented office leases that replaced previous vacancy, while 202,192 square feet represented office leases that had average starting rents of $59.91 per rentable square foot, representing a 6.5 percent increase over the previously fully escalated rents on the same office spaces.

Occupancy for our Suburban portfolio was 86.4 percent at June 30, 2011 as compared to 87.9 percent for the same period in the previous year.  During the quarter, we signed 28 office leases in the Suburban portfolio totaling 152,961 square feet.  Seven leases and 14,859 square feet represented office leases that replaced previous vacancy, while 21 office leases comprising 138,102 square feet had average starting rents of $31.60 per rentable square foot, representing an 5.5 percent decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed in the second quarter was 5.4 years and average tenant concessions were 3.4 months of free rent with a tenant improvement allowance and lease commissions of $21.93 per rentable square foot.  Of the 180,505 square feet of office leases which commenced during the second quarter, 18,996 square feet represented office leases that replaced previous vacancy, while 161,509 square feet represented office leases that had average starting rents of $31.67 per rentable square foot, representing a 4.3 percent decrease over the previously fully escalated rents on the same office spaces.

At June 30, 2011, approximately 3.1% and 7.9% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 13.0% and 2.6% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 8.3% and 4.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($6.3 million) and Same-Store Properties ($0.2 million) which were offset by lower recoveries at the Other properties ($0.2 million).

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$2.2	$10.0	$(7.8)	(78.0)%
Investment and preferred equity income	15.1	20.8	(5.7)	(27.4)
Other income	9.9	8.9	1.0	11.2
Total	$27.2	$39.7	$(12.5)	(31.5)%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 1515 Broadway, which we consolidated in April 2011 ($2.5 million), 280 Park Avenue ($2.7 million), 1221 Avenue of the Americas which was sold in May 2010 ($3.1 million) and 2 Herald Square ($1.5 million) and 885 Third Avenue ($1.8 million), both of which were acquired in December 2010.   This was partially offset by higher net income contributions primarily from our investments in 1551 Broadway, due to a refinancing ($2.4 million), 600 Lexington Avenue ($0.6 million) and 450 West 33rd Street debt joint venture ($0.4 million).  Occupancy at our joint venture properties was 92.8% at June 30, 2011, 95.2% at December 31, 2010 and 94.1% at June 30, 2010.  At June 30, 2011, approximately 3.5% and 3.2% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2011. We estimated that current market rents on these expected 2011 lease expirations at our Manhattan and Suburban joint venture properties were approximately 18.1% higher and 3.3% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income decreased during the current quarter primarily due to the reduction in our invested balance in 2011. During the quarter, we originated or purchased $55.7 million of new debt investments at an average current yield of 8.48%. The weighted average investment balance outstanding and weighted average yield were $579.4 million and 6.1%, respectively, for 2011 compared to $814.2 million and 8.1%, respectively, for 2010. As of June 30, 2011, the debt and preferred equity investments had a weighted average term to maturity of approximately 3.4 years.

The increase in other income was primarily due to a fee received upon the completion of a special servicing assignment ($3.2 million) and higher lease buy-out income ($0.3 million). This was offset by a reduction in income received from the Service Corporation ($2.9 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$62.4	$52.7	$9.7	18.4%
Real estate taxes	44.0	37.2	6.8	18.3
Ground rent	7.8	7.7	0.1	1.3
Total	$114.2	$97.6	$16.6	17.0%

Same-Store Properties	$94.2	$92.4	$1.8	1.9%
Acquisitions	17.1	1.5	15.6	1,040.0
Other	2.9	3.7	(0.8)	(21.6)
Total	$114.2	$97.6	$16.6	17.0%

Same-Store Properties operating expenses increased approximately $1.8 million. There were increases in real estate taxes ($0.5 million), utilities ($0.3 million), payroll costs ($0.3 million), repairs and maintenance ($0.9 million) and other expenses ($0.2 million).  This was partially offset by decreases in insurance costs ($0.4 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$71.7	$58.5	$13.2	22.6%
Depreciation and amortization expense	65.5	55.4	10.1	18.2
Loan loss and other investment reserves, net of recoveries	1.3	5.0	(3.7)	(74.0)
Transaction related costs	1.2	4.1	(2.9)	(70.7)
Marketing, general and administrative expense	22.5	18.4	4.1	22.3
Total	$162.2	$141.4	$20.8	14.7%

The increase in interest expense was primarily attributable to higher average debt balances outstanding during the quarter due to the increase in investment activity in 2011, inclusive of the acquisitions of 1515 Broadway and 521 Fifth Avenue. The weighted average debt balance outstanding increased from $4.6 billion during the quarter ended June 30, 2010 to $5.6 billion during the quarter ended June 30, 2011.  The weighted average interest rate increased from 4.99% for the quarter ended June 30, 2010 to 5.01% for the quarter ended June 30, 2011.

Loan loss and other investment reserves decreased year over year as we recorded a $2.5 million reserve during the quarter ended June 30, 2011 compared to $5.0 million in the same quarter in the prior year. In 2011, we also recorded a $1.2 million recovery which resulted from the sale of a debt position.

Marketing, general and administrative expense, or MG&A, represented 7.5% of total revenues, including our share of joint venture revenues, in 2011 compared to 7.3% in 2010. The increase in MG&A was primarily due to stock-based compensation increases related to stock price appreciation.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

The following comparison for the six months ended June 30, 2011, or 2011, to the six months ended June 30, 2010, or 2010, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2010 and at June 30, 2011 and totaled 45 of our 49 consolidated properties, representing approximately 69% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2010 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2011	2010	$ Change	% Change
Rental revenue	$469.6	$385.5	$84.1	21.8%
Escalation and reimbursement revenue	65.3	58.7	6.6	11.2
Total	$534.9	$444.2	$90.7	20.4%

Same-Store Properties	$441.1	$437.4	$3.7	0.8%
Acquisitions	92.6	4.3	88.3	2,053.5
Other	1.2	2.5	(1.3)	(52.0)
Total	$534.9	$444.2	$90.7	20.4%

Occupancy in the Same-Store Properties was 90.0% at June 30, 2011, 89.4% at December 31, 2010 and 89.2% at June 30, 2010. The increase in rental revenue from the Acquisitions is primarily due to owning these properties for a period during the six months in 2011 compared to a partial period or not being included in 2010.

Occupancy for our same-store Manhattan portfolio at June 30, 2011 was 93.6 percent as compared to 91.7 percent for the same period in the previous year.  During the six months ended June 30, 2011, we signed 110 office leases in our Manhattan portfolio totaling 1,018,756 square feet.  Twenty-two leases totaling 261,786 square feet represented office leases that replaced previous vacancy, while 88 office leases comprising 756,970 square feet had average starting rents of $52.08 per rentable square foot, representing a 5.5 percent increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed during the six months ended June 30, 2011was 8.5 years and average tenant concessions were 2.6 months of free rent with a tenant improvement allowance and lease commissions of $47.29 per rentable square foot.  Of the 1,062,606 square feet of office leases which commenced during 2011, 300,862 square feet represented office leases that replaced previous vacancy, while 761,744 square feet represented office leases that had average starting rents of $51.31 per rentable square foot, representing a 2.6 percent increase over the previously fully escalated rents on the same office spaces.

Occupancy for our Suburban portfolio was 86.4 percent at June 30, 2011 as compared to 87.9 percent for the same period in the previous year.  During the six months ended June 30, 2011, we signed 62 office leases in the Suburban portfolio totaling 281,460 square feet.  Fifteen leases and 42,335 square feet represented office leases that replaced previous vacancy, while 47 office leases comprising 239,125 square feet had average starting rents of $32.40 per rentable square foot, representing a 3.2 percent decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed during the six months ended June 30, 2011was 5.6 years and average tenant concessions were 4.0 months of free rent with a tenant improvement allowance and lease commissions of $21.99  per rentable square foot.  Of the 320,298 square feet of office leases which commenced during 2011, 49,738 square feet represented office leases that replaced previous vacancy, while 270,560 square feet represented office leases that had average starting rents of $32.40 per rentable square foot, representing a 3.93 percent decrease over the previously fully escalated rents on the same office spaces.

At June 30, 2011, approximately 3.1% and 7.9% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2011. We estimated that the current market rents on these expected 2011 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 13.0% and 2.6% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 8.3% and 4.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($8.5 million) which were offset by lower recoveries at the Same-Store Properties ($1.6 million).  The decrease in recoveries at the Same-Store Properties was primarily due to lower real estate tax recoveries ($1.5 million) and electric reimbursements ($0.2 million) which were partially offset by higher operating expense escalations ($0.1 million).

Investment and Other Income (in millions)	2011	2010	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$10.4	$25.4	$(15.0)	(59.1)%
Investment and preferred equity income	79.8	41.2	38.6	93.7
Other income	17.2	17.1	0.1	0.6
Total	$107.4	$83.7	$23.7	28.3%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from Jericho Plaza ($0.7 million), 800 Third Avenue ($0.6 million), 1221 Avenue of the Americas which was sold in May 2010 ($10.5 million), 100 Park Avenue ($0.5 million), 280 Park Avenue ($2.1 million) and 2 Herald Square ($3.1 million) and 885 Third Avenue ($3.7 million), both of which were acquired in December 2010.   This was partially offset by higher net income contributions primarily from our investments in 141 Fifth Avenue ($0.6 million), 1515 Broadway, which we consolidated in April 2011 ($0.9 million), 1551 Broadway, due to a refinancing ($2.4 million), 16 Court Street ($0.4 million), 388 Greenwich Street ($0.4 million), 450 West 33rd Street, a mezzanine debt joint venture ($0.4 million) and 600 Lexington Avenue ($0.7 million).  Occupancy at our joint venture properties was 92.8% at June 30, 2011, 95.2% at December 31, 2010 and 94.1% at June 30, 2010.  At June 30, 2011, approximately 3.5% and 3.2% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2011. We estimated that current market rents on these expected 2011 lease expirations at our Manhattan and Suburban joint venture properties were approximately 18.1% higher and 3.3% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income increased during 2011 primarily due to the sale or repayment on debt investments totaling $352.8 million (inclusive of the 280 Park Avenue transaction) resulting in the recognition of additional income of $43.0 million during the first quarter of 2011. During 2011, we also originated or purchased $159.7 million of new debt investments at an average current yield of 10.7%. The weighted average investment balance outstanding and weighted average yield were $730.6 million and 7.2%, respectively, for 2011 compared to $800.2 million and 8.2%, respectively, for 2010. As of June 30, 2011, the debt and preferred equity investments had a weighted average term to maturity of approximately 3.4 years.

The increase in other income was primarily due to an increase in lease buy-out income ($0.4 million) which was partially offset by lower other fee income ($0.3 million).

Property Operating Expenses (in millions)	2011	2010	$ Change	% Change
Operating expenses	$122.7	$109.5	$13.2	12.1%
Real estate taxes	84.0	74.2	9.8	13.2
Ground rent	15.6	15.5	0.1	0.6
Total	$222.3	$199.2	$23.1	11.6%

Same-Store Properties	$191.2	$187.4	$3.8	2.0%
Acquisitions	25.8	3.1	22.7	732.3
Other	5.3	8.7	(3.4)	(39.1)
Total	$222.3	$199.2	$23.1	11.6%

Same-Store Properties operating expenses increased approximately $3.8 million. There were increases in real estate taxes ($1.3 million), payroll costs ($0.8 million), repairs and maintenance ($2.7 million) and other expenses ($0.6 million).  This was partially offset by decreases in utilities ($0.3 million) and insurance costs ($1.3 million).

Other Expenses (in millions)	2011	2010	$ Change	% Change
Interest expense, net of interest income	$140.6	$117.6	$23.0	19.6%
Depreciation and amortization expense	129.0	110.9	18.1	16.3
Loan loss and other investment reserves, net of recoveries	(1.9)	11.0	(12.9)	(117.3)
Transaction related costs	3.7	5.2	(1.5)	(28.8)
Marketing, general and administrative expense	42.5	36.8	5.7	15.5
Total	$313.9	$281.5	$32.4	11.5%

The increase in interest expense was primarily attributable to higher average debt balances outstanding during the period due to the increase in investment activity in 2011, inclusive of the acquisitions of 1515 Broadway and 521 Fifth Avenue. The weighted average debt balance outstanding increased from $4.8 billion during the six months ended June 30, 2010 to $5.2 billion during the six months ended June 30, 2011.  The weighted average interest rate increased from 4.71% for the six months ended June 30, 2010 to 4.89% for the six months ended June 30, 2011.

Loan loss and other investment reserves decreased year over year. We recorded $2.5 million in reserves and $4.4 million in recoveries in 2011 compared to $11.0 million in reserves and no recoveries in 2010.

Marketing, general and administrative expense represented 6.7% of total revenues, including our share of joint venture revenues, in 2011 compared to 7.3% in 2010. The increase in MG&A was primarily due to stock-based compensation increases related to stock price appreciation.

Liquidity and Capital Resources

We currently expect that our principal sources of working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

(1)          Cash flow from operations;

(2)          Cash on hand;

(3)          Borrowings under our 2007 revolving credit facility;

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

Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2011 are as follows (in thousands):

	2011	2012	2013	2014	2015	Thereafter	Total
Property mortgages and other loans	$18,949	$42,635	$559,005	$639,363	$261,058	$2,457,335	$3,978,345
Corporate obligations	—	622,211	—	98,578	657	897,794	1,619,240
Joint venture debt-our share	83,134	95,830	43,006	112,492	102,481	1,346,136	1,783,079
Total	$102,083	$760,676	$602,011	$850,433	$364,196	$4,701,265	$7,380,664

As of June 30, 2011, we had approximately $445.6 million of cash on hand, inclusive of approximately $55.4 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $390.2 million and $339.6 million at June 30, 2011 and 2010, respectively, representing an increase of $50.6 million. The increase was a result of the following increases and decreases in cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)

Net cash provided by operating activities	$176,848	$152,654	$24,194
Net cash provided by (used in) investing activities	$(64,733)	$246,899	$(311,632)
Net cash used in financing activities	$(54,716)	$(403,691)	$(348,975)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At June 30, 2011 our portfolio was 91.3% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2011, when compared to the six months ended June 30, 2010, we used cash primarily for the following investing activities (in thousands):

Acquisitions of and additions to real estate	$(354,820)
Escrow cash-capital improvements/acquisition deposits	100,937
Joint venture investments	21,582
Distributions from joint ventures	91,750
Net proceeds from sale of real estate	(353,279)
Other investments	8,242
Debt and preferred equity and other investments	173,956
Decrease in net cash provided by investing activities	$(311,632)

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $34.6 million for the six months ended June 30, 2010 compared to $57.4 million for the six months ended June 30, 2011. The increased capital expenditures relate primarily to costs incurred in connection with the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2007 revolving credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sales of real estate and from time to time we issue common or preferred stock. During the six months ended June 30, 2011, when compared to the six months ended June 30, 2010, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(1,060,979)
Repayments under our debt obligations	893,800
Noncontrolling interests, contributions in excess of distributions	127,017
Redemption of noncontrolling interest	(11,096)
Other financing activities	(3,712)
Proceeds from sale of common stock	(419,463)
Proceeds from sale of preferred stock	122,019
Dividends paid	3,439
Decrease in cash used in financing activities	$(348,975)

Capitalization

As of June 30, 2011, we had 84,296,839 general and limited partner common units, 1,911,650 limited partner common units, 11,700,000 units of our 7.625% Series C cumulative redeemable preferred units, or Series C preferred units, and 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units, or Series D preferred units, outstanding. Whenever SL Green issues common or preferred stock, the net proceeds received are contributed to us in exchange for an equivalent number of operating partnership units of a corresponding class.

In 2011, we, along with the Operating Partnership, entered into “at-the-market” equity offering programs, or ATM programs, to sell an aggregate of $525.0 million of our common stock. As of June 30, 2011, we had sold 5.6 million shares of our common stock through the ATM programs for aggregate gross proceeds of approximately $426.4 million ($420.0 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of June 30, 2011, we had $98.6 million available to issue under the ATM programs. In July 2011, we sold 1.2 million shares of our common stock through these ATM programs for aggregate gross proceeds of approximately $98.6 million ($97.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. As of July 27, 2011, we had no availability to issue shares under these ATM programs.

On July 27, 2011, we, along with SL Green Operating Partnership, entered into a new ATM program with Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, to sell shares of our common stock having aggregate sales proceeds of $250.0 million. Through August 5, 2011, we had not sold any shares of our common stock under this program.

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

During the six months ended June 30, 2011 and 2010, approximately 87 shares and 251,000 shares were issued and approximately $6,500 and $11.2 million of proceeds were received, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price. The $6,500 in proceeds received during the six months ended June 30, 2011 were contributed to us by SL Green in exchange for an equivalent number common units.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under SL Green’s Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At June 30, 2011, approximately 4.2 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.4 million shares of common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2003 Long-Term Outperformance Compensation Program

SL Green’s board of directors adopted a long-term, seven-year compensation program for certain members of senior management.  The program provided for restricted stock awards to be made to plan participants if the holders of its common equity achieved a total return in excess of 40% over a 48-month period commencing April 1, 2003.  In April 2007, SL Green’s compensation committee determined that under the terms of the 2003 Outperformance Plan, as of March 31, 2007, the performance hurdles had been met and the maximum performance pool of $22,825,000, taking into account forfeitures, was established.  In connection with this event, approximately 166,312 shares of restricted stock (as adjusted for forfeitures) were allocated under the 2005 Plan.  In accordance with the terms of the program, 40% of each award vested on March 31, 2007 and the remainder vested ratably over the subsequent three years based on continued employment.  The fair value of the awards under this program on the date of grant was determined to be $3.2 million.  This fair value is expensed over the term of the restricted stock award.  Forty percent of the value of the award was amortized over four years from the date of grant and the balance was amortized, in equal parts, over five, six and seven years (i.e., 20% of the total value was amortized over five years (20% per year), 20% of the total value was amortized over six years (16.67% per year) and 20% of the total value was amortized over seven years (14.29% per year)).  We recorded compensation expense of $23,000 for the six months ended June 30, 2010. The cost of the 2003 Outperformance Plan had been fully expensed as of March 31, 2010.

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

The cost of the 2005 Outperformance Plan (approximately $8.0 million, subject to adjustment for forfeitures) was amortized into earnings through the final vesting period in 2010.  We recorded compensation expense of approximately $1.2 million and $1.6 million for the three and six months ended June 30, 2010 in connection with the 2005 Outperformance Plan. The cost of the 2005 Outperformance Plan had been fully expensed as of June 30, 2010.

2006 Long-Term Outperformance Compensation Program

On August 14, 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units have been earned under the 2006 Outperformance Plan.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) will be amortized into earnings through July 31, 2011.  We recorded compensation expense of approximately $30,000, $60,000, $0.1 million and $0.1 million for the three and six months ended June 30, 2011 and 2010, respectively, in connection with the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if SL Green’s aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  SL Green will not pay distributions on any LTIP Units until they are earned, at which time SL Green will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. In January 2011, SL Green’s compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan.  In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder are scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.5 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $2.2 million, $4.2 million, $1.1 million and $1.6 million for the three and six months ended June 30, 2011 and 2010, respectively, related to the 2010 Long-Term Compensation Plan.

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

During the six months ended June 30, 2011, 7,765 phantom stock units were earned.  As of June 30, 2011, there were approximately 66,431 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase SL Green’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of June 30, 2011, approximately 51,929 shares of our common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

Market Capitalization

At June 30, 2011, borrowings under our mortgages and other loans payable, our 2007 revolving credit facility, senior unsecured notes and trust preferred securities (including our share of joint venture debt of approximately $1.8 billion) represented 49.4% of SL Green’s combined market capitalization of approximately $14.9 billion (based on a common stock price of $82.87 per share, the closing price of SL Green’s common stock on the New York Stock Exchange on June 30, 2011).  Market capitalization includes our consolidated debt, SL Green common and preferred stock and the conversion of all our units of limited partnership interest into SL Green common stock, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2007 revolving credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2011 and December 31, 2010, respectively (dollars in thousands):

Debt Summary:	June 30, 2011	December 31, 2010
Balance
Fixed rate	$4,428,109	$4,136,362
Variable rate — hedged	30,000	—
Total fixed rate	4,458,109	4,136,362
Variable rate	871,425	674,318
Variable rate—supporting variable rate assets	268,051	440,333
Total variable rate	1,139,476	1,114,651
Total	$5,597,585	$5,251,013

Percent of Total Debt:
Total fixed rate	79.6%	78.8%
Variable rate	20.4%	21.2%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.84%	5.95%
Variable rate	2.21%	1.79%
Effective interest rate	5.01%	4.76%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.19% and 0.35% at June 30, 2011 and 2010, respectively).  Our consolidated debt at June 30, 2011 had a weighted average term to maturity of approximately 5.9 years.

Certain of our debt and preferred equity investments, with an unpaid principal balance of approximately $268.1 million at June 30, 2011, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of June 30, 2011, our total mortgage debt (excluding our share of joint venture debt of approximately $1.8 billion) consisted of approximately $3.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.77% and $669.5 million of variable rate debt with an effective weighted average interest rate of approximately 3.19%.

Corporate Indebtedness

2007 Revolving Credit Facility

We have a $1.5 billion revolving credit facility, or the 2007 revolving credit facility.  The 2007 revolving credit facility bears interest at a spread ranging from 70 basis points to 110 basis points over the 30-day LIBOR which, based on our leverage ratio at June 30, 2011, was 90 basis points.  This facility matures in June 2012.  The 2007 revolving credit facility also requires a 12.5 to 20 basis point fee on the unused balance payable annually in arrears.  The 2007 revolving credit facility had approximately $500.0 million outstanding at June 30, 2011.  Availability under the 2007 revolving credit facility was further reduced at June 30, 2011 as approximately $54.8 million in letters of credit were outstanding.

The Operating Partnership is the borrower, and SL Green and certain of its subsidiaries are guarantors under the 2007 revolving credit facility.  From time to time, certain of our indebtedness under the 2007 revolving credit facility is secured by mortgages granted by our subsidiaries, other than ROP. Further, ROP and certain of its subsidiaries provide a senior guaranty of our obligations under the 2007 revolving credit facility.  ROP and its subsidiaries’ respective obligations to guarantee amounts payable under the 2007 revolving credit facility are limited by the Allocable Guaranty Limitation, as defined in the guaranty agreement under the facility.  As of June 30, 2011, the maximum amount of ROP and its subsidiaries’ guaranty obligation was approximately $359.7 million.

The 2007 revolving credit facility includes certain restrictions and covenants (see restrictive covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2011 and December 31, 2010, respectively (in thousands):

Issuance	June 30, 2011 Unpaid Principal Balance	June 30, 2011 Accreted Balance	December 31, 2010 Accreted Balance	Coupon Rate(4)	Effective Rate	Term (in Years)	Maturity
January 22, 2004(1)(5)(7)	$—	$—	$84,823	5.15%	5.900%	7	January 15, 2011
August 13, 2004(1) (5)	98,578	98,578	98,578	5.875%	6.100%	10	August 15, 2014
March 31, 2006(1)	275,000	274,784	274,764	6.00%	6.200%	10	March 31, 2016
March 16, 2010	250,000	250,000	250,000	7.75%	7.750%	10	March 15, 2020
June 27, 2005(1)(2)(5)	657	657	657	4.00%	4.000%	20	June 15, 2025
March 26, 2007(3)(5)	124,457	122,211	123,171	3.00%	5.460%	20	March 30, 2027
October 12, 2010(6)	345,000	273,010	268,552	3.00%	7.125%	7	October 15, 2017
	$1,093,692	$1,019,240	$1,100,545

(1)	Issued by ROP.
(2)

Exchangeable senior debentures which are currently callable at 100% of par. In addition, the debentures can be put to us, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson Associates Realty Corp., or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the year ended December 31, 2010, SL Green repurchased approximately $115.4 million of these debentures, inclusive of debentures purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.3 million. On the date of the Reckson Merger, $13.1 million was recorded in equity and was fully amortized as of June 30, 2010.

(3)

In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green’s common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligation and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are redeemable, at our option, on and after April 15, 2012. We may be required to repurchase the notes on March 30, 2012, 2017 and 2022, and upon the occurrence of certain designated events. The net proceeds from the offering were approximately $736.0 million, after deducting estimated fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and make open market purchases of SL Green’s common stock and for general corporate purposes. During the year ended December 31, 2010, SL Green repurchased approximately $41.7 million of these bonds, inclusive of notes purchased in the tender offer discussed in Note (5) below, and realized a net loss on early extinguishment of debt of approximately $0.5 million. On the issuance date, $66.6 million was recorded in equity. As of June 30, 2011, approximately $2.2 million remained unamortized.

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

(6)

In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. The net proceeds from the offering were approximately $336.5 million, after deducting fees and expenses. The proceeds of the offering were used to repay certain of our existing indebtedness, make investments in additional properties, and for general corporate purposes. On the issuance date, $78.3 million was recorded in equity. As of June 30, 2011, approximately $72.0 million remained unamortized.

(7)	In January 2011, the remaining outstanding $84.8 million of ROP’s 5.15% unsecured notes were repaid at par on their maturity date.

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

Restrictive Covenants

The terms of our 2007 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which limit, among other things, the payment of dividends (as discussed below), the incurrence of additional indebtedness, the incurrence of liens and the disposition of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, the minimum amount of debt service coverage and fixed charge coverage, the maximum amount of unsecured indebtedness, the minimum amount of unencumbered property debt service coverage and certain investment limitations.  The dividend restriction referred to above provides that, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes, we will not during any four consecutive fiscal quarters make distributions with respect to common stock or other equity interests in an aggregate amount in excess of 95% of funds from operations for such period, subject to certain other adjustments. As of June 30, 2011 and December 31, 2010, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2011 would increase our annual interest cost by approximately $11.1 million and would increase our share of joint venture annual interest cost by approximately $4.2 million, respectively.

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

Approximately $4.5 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2011 ranged from LIBOR plus 75 basis points to LIBOR plus 350 basis points.

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

Capital Expenditures

We estimate that for the six months ending December 31, 2011, we will incur approximately $70.1 million of capital expenditures,  which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $12.9 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

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

Based on SL Green’s current annual dividend rate of $0.40 per share, it would pay approximately $34.2 million in dividends on an annual basis.  Before SL Green pays any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our revolving credit facility, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $1.0 million, $1.1 million, $0.5 million and $1.0 million for the three and six months ended June 30, 2011 and 2010, respectively.  We paid Alliance approximately $3.5 million, $6.6 million, $3.1 million and $6.2 million for the three and six months ended June 30, 2011 and 2010, respectively, for these services (excluding services provided directly to tenants).

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per year.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $111,000, $221,000, $94,000 and $202,000 for the three and six months ended June 30, 2011 and 2010, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. This policy expires on December 31, 2011.  The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  The second property policy expires on December 31, 2011.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2011.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2007 revolving credit facility and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

We have a 49.9% interest in the property at 100 Park Avenue, where we participate with Prudential, which carries a blanket policy of $500.0 million of “all-risk” property insurance, including terrorism coverage. We have a 49.4615% interest in 280 Park Avenue which is insured under our partners’ property, terrorism, and general liability policies and are deemed adequate coverage.   We own One Madison Avenue, which is under a triple net lease with insurance provided by the tenant, Credit Suisse Securities (USA) LLC, or CS.  We have a 50.6% interest in the property at 388 and 390 Greenwich Street, where we participate with SITQ, which is leased on a triple net basis to Citigroup, N.A., which provides insurance coverage directly.  We monitor all triple net leases to ensure that tenants are providing adequate coverage.  Other joint ventures may be covered under policies separate from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

Forward-looking statements are not guarantees of future performance and actual results or developments may differ materially, and we caution you not to place undue reliance on such statements.  Forward-looking statements are generally identifiable by the use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” “continue,” or the negative of these words, or other similar words or terms.

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

•                  SL Green’s ability to maintain its status as a REIT;

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II                 OTHER INFORMATION

ITEM 1.                  LEGAL PROCEEDINGS

As of June 30, 2011, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

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

In 2011, we, along with SL Green, entered into “at-the-market” equity offering programs, or ATM programs, to sell an aggregate of $525.0 million of its common stock. As of July 27, 2011, SL Green had sold 6.7 million shares of its common stock through the ATM programs for aggregate proceeds of approximately $525.0 million ($517.1 million of net proceeds after related expenses). The net proceeds (approximately $517.1 million) were contributed to us in exchange for 6.7 million common partnership units. Of the 6.7 million common partnership units issued since January 1, 2011, approximately 3.3 million were issued during the three months ended June 30, 2011.  As of July 27, 2011, SL Green had no availability to issue shares under the existing ATM programs.

During the three months ended June 30, 2011, SL Green issued approximately 87 shares of its common stock and received approximately $6,500 in proceeds from dividend reinvestments and/or stock purchases under the DRIP. The proceeds were contributed to us in exchange for an equivalent number common partnership units pursuant to our operating partnership agreement.

ITEM 3.                  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                  (REMOVED AND RESERVED)

ITEM 5.                  OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a)	Exhibits:

4.1

Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Operating Partnership’s Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.2

First Supplemental Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, to the Indenture, dated as of August 5, 2011, among SL Green, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Operating Partnership’s Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

4.3

Form of 5.00% Senior Notes due 2018 of SL Green, the Operating Partnership and ROP, incorporated by reference to the Operating Partnership’s Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.

10.1

At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among SL Green, the Operating Partnership and Citigroup Global Markets Inc., incorporated by reference to SL Green’s Current Report on Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.

10.2

At-the-Market Equity Offering Sales Agreement, dated July 27, 2011, among SL Green, the Operating Partnership and J.P. Morgan Securities, LLC., incorporated by reference to SL Green’s Current Report on Form 8-K, dated July 27, 2011, filed with the SEC on July 27, 2011.

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
101.1

The following financial statements from SL Green Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statement of Capital (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited), and (v) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Green Operating Partnership, L.P.
By: SL Green Realty Corp., its general partner

Dated: August 11, 2011	By:	/s/ James Mead
James Mead
Chief Financial Officer