Form 10-Q
period 2012-03-31
SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2012-05-11
CIK 1492869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, 910,546 common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

SL GREEN OPERATING PARTNERSHIP, L.P.

PART I.                                                                          FINANCIAL INFORMATION

ITEM 1.                                                                        Financial Statements

SL Green Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands, except per unit data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,816,831	$2,684,626
Building and improvements	7,191,889	7,147,527
Building leasehold and improvements	1,317,492	1,302,790
Property under capital lease	12,208	12,208
	11,338,420	11,147,151
Less: accumulated depreciation	(1,202,507)	(1,136,603)
	10,135,913	10,010,548
Assets held for sale	—	76,562
Cash and cash equivalents	133,665	138,192
Restricted cash	98,563	86,584
Investment in marketable securities	25,689	25,323
Tenant and other receivables, net of allowance of $19,605 and $16,772 in 2012 and 2011, respectively	29,020	32,107
Related party receivables	7,665	4,001
Deferred rents receivable, net of allowance of $30,611 and $29,156 in 2012 and 2011, respectively	300,419	281,974
Debt and preferred equity investments, net of discount of $23,784 and $24,996 and allowance of $41,050 and $50,175 in 2012 and 2011, respectively	999,573	985,942
Investments in unconsolidated joint ventures	1,022,931	893,933
Deferred costs, net	211,728	210,786
Other assets	796,547	737,900
Total assets	$13,761,713	$13,483,852

Liabilities
Mortgages and other loans payable	$4,409,715	$4,314,741
Revolving credit facility	400,000	350,000
Senior unsecured notes	1,171,331	1,270,656
Accrued interest payable and other liabilities	116,498	126,135
Accounts payable and accrued expenses	137,500	142,428
Deferred revenue/gains	373,573	357,193
Capitalized lease obligation	17,130	17,112
Deferred land leases payable	18,608	18,495
Dividend and distributions payable	29,652	28,398
Security deposits	47,996	46,367
Liabilities related to assets held for sale	—	61,988
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,822,003	6,833,513

Commitments and contingencies	—	—
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	2,000	2,000
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at March 31, 2012	47,550	—

Capital
SLGOP partners’ capital:
Series C preferred units, 11,700 outstanding at both March 31, 2012 and December 31, 2011, respectively	274,022	274,022
Series D preferred units, 4,000 outstanding at March 31, 2012 and December 31, 2011, respectively	96,321	96,321
SL Green partners’ capital (919 and 885 general partner common units and 87,936 and 84,897 limited partner common units outstanding at March 31, 2012 and December 31, 2011, respectively)	5,939,525	5,714,856
Limited partner interests in Operating Partnership (3,050 and 2,765 limited partner common units outstanding at March 31, 2012 and December 31, 2011, respectively	115,479	114,497
Accumulated other comprehensive loss	(25,234)	(29,119)
Total SLGOP partners’ capital	6,400,113	6,170,577
Noncontrolling interests in other partnerships	490,047	477,762
Total capital	6,890,160	6,648,339
Total liabilities and capital	$13,761,713	$13,483,852

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per unit data)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Rental revenue, net	$260,814	$227,020
Escalation and reimbursement	41,663	30,275
Investment and preferred equity income	26,338	64,678
Other income	10,377	7,248
Total revenues	339,192	329,221
Expenses
Operating expenses (including approximately $3,459 (2012) and $3,115 (2011) paid to affiliates)	73,269	60,298
Real estate taxes	51,498	40,067
Ground rent	8,806	7,834
Interest expense, net of interest income	80,137	64,266
Amortization of deferred financing costs	3,580	3,800
Depreciation and amortization	77,083	63,497
Loan loss and other investment reserves, net of recoveries	564	(3,150)
Transaction related costs	1,151	2,434
Marketing, general and administrative	20,196	20,021
Total expenses	316,284	259,067

Income from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests and discontinued operations	22,908	70,154
Equity in net (loss) income from unconsolidated joint ventures	(1,560)	8,206
Purchase price fair value adjustment	—	13,788

Equity in net gain on sale of interest in unconsolidated joint venture/real estate	7,260	—
Loss on investment in marketable securities	—	(127)
Income from continuing operations	28,608	92,021
Net (loss) income from discontinued operations	(78)	1,873
Gain on sale of discontinued operations	6,627	—
Net income	35,157	93,894
Net income attributable to noncontrolling interests in other partnerships	(1,071)	(3,610)
Net income attributable to SLGOP	34,086	90,284
Preferred unit distributions	(7,942)	(7,545)
Net income attributable to SLGOP common unitholders	$26,144	$82,739

Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$12,335	$67,078
Purchase price fair value adjustment	—	13,788
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	7,260	—
Gain on sale of discontinued operations	6,627	—
Net (loss) income from discontinued operations	(78)	1,873
Net income	$26,144	$82,739

Basic earnings per unit:
Net income from continuing operations before discontinued operations	$0.14	$1.01
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.08	—
Gain on sale of discontinued operations	0.07	—
Net income from discontinued operations	—	0.01
Net income attributable to SLGOP common unitholders	$0.29	$1.02

Diluted earnings per unit:
Net income from continuing operations before discontinued operations	$0.14	$1.00
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.08	—
Gain on sale of discontinued operations	0.07	—
Net income from discontinued operations	—	0.01
Net income attributable to SLGOP common unitholders	$0.29	$1.01

Dividends per unit	$0.25	$0.10
Basic weighted average common units outstanding	89,793	81,206
Diluted weighted average common units and common unit equivalents outstanding	90,173	81,643

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Comprehensive Income

(Unaudited, and amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$35,157	$93,894
Other comprehensive income:
Net unrealized gain on derivative instruments	314	949
SL Green’s share of joint venture net unrealized gain on derivative instruments	2,801	2,501
Unrealized gain on marketable securities	770	6,285
Other comprehensive income	3,885	9,735

Comprehensive income	39,042	103,629

Comprehensive income attributable to noncontrolling interests	(1,071)	(3,610)

Comprehensive income attributable to SLGOP common unitholders	$37,971	$100,019

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
	Series C	Series D	General Partner		Limited Partners		Accumulated Other
	Preferred Units	Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at December 31, 2011	$274,022	$96,321	85,783	$5,714,856	2,765	$114,497	$(29,119)	$477,762	$6,648,339
Comprehensive income:							3,885		3,885
Net income	5,576	1,969		25,653		888		1,071	35,157
Preferred distributions	(5,576)	(1,969)		(397)					(7,942)
Issuance of units						1,131			1,131
Redemption of units and DRIP proceeds			1,308	99,793	(4)	(275)			99,518
Deferred compensation plan & stock award, net			64	(10,685)	289				(10,685)
Amortization of deferred compensation plan				7,061					7,061
Contributions - net proceeds from common stock offering			1,629	122,953					122,953
Contributions - proceeds from stock options exercised			71	2,571					2,571
Distributions to noncontrolling interests								(7,117)	(7,117)
Consolidation of joint venture								18,331	18,331
Cash distribution declared ($0.25 per common unit, none of which represented a return of capital for federal income tax purposes)				(22,280)		(762)			(23,042)

Balance at March 31, 2012	$274,022	$96,321	88,855	$5,939,525	3,050	$115,479	$(25,234)	$490,047	$6,890,160

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income	$35,157	$93,894
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	80,663	67,979
Equity in net loss (income) from unconsolidated joint ventures	1,560	(8,206)
Equity in net gain on sale of joint venture interest/ real estate	(7,260)	—
Gain on sale of discontinued operations	(6,627)	—
Distributions of cumulative earnings from unconsolidated joint ventures	4,408	2,915
Purchase price fair value adjustment	—	(13,788)
Gain on sale of debt securities	—	(19,840)
Loan loss and other investment reserves	564	(3,150)
Loss on investments in marketable securities	—	127
Deferred rents receivable	(21,123)	(24,367)
Other non-cash adjustments	5,554	(1,823)
Changes in operating assets and liabilities:
Restricted cash — operations	(12,771)	(3,131)
Tenant and other receivables	14	1,025
Related party receivables	(3,664)	2,449
Deferred lease costs	(7,152)	(7,651)
Other assets	(24,230)	(7,014)
Accounts payable, accrued expenses and other liabilities	4,118	(5,833)
Deferred revenue and land leases payable	7,620	3,073
Net cash provided by operating activities	56,831	76,659
Investing Activities
Acquisitions of real estate property	(145,558)	(10,000)
Additions to land, buildings and improvements	(32,561)	(21,396)
Escrowed cash — capital improvements/acquisition deposits	(1,533)	45,975
Investments in unconsolidated joint ventures	(105,633)	(31,299)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	16,652	95,704
Net proceeds from disposition of real estate/joint venture interest	23,088	—
Other investments	(40,016)	(148,264)
Debt and preferred equity and other investments, net of repayments/participations	(8,631)	103,429
Net cash (used in) provided by investing activities	(294,192)	34,149
Financing Activities
Proceeds from mortgages and other loans payable	108,500	40,000
Repayments of mortgages and other loans payable	(13,526)	(148,761)
Proceeds from revolving credit facility and senior unsecured notes	300,000	458,550
Repayments of revolving credit facility and senior unsecured notes	(352,454)	(693,373)
Contributions of proceeds from stock options exercised and DRIP issuance	102,089	3,802
Contributions of net proceeds from sale of common stock	122,953	161,714
Purchases of treasury stock	(11,158)	—
Distributions to noncontrolling interests in other partnerships	(7,117)	(2,210)
Contributions from noncontrolling interests in other partnerships	18,331	—
Distributions to limited partners in the SLGOP	(762)	(228)
Distributions paid on common and preferred units	(28,453)	(15,682)
Deferred loan costs and capitalized lease obligation	(5,569)	(13,441)
Net cash provided by (used in) financing activities	232,834	(209,629)
Net decrease in cash and cash equivalents	(4,527)	(98,821)
Cash and cash equivalents at beginning of period	138,192	332,830
Cash and cash equivalents at end of period	$133,665	$234,009

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

Substantially all of SL Green’s assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.  As of March 31, 2012, noncontrolling investors held, in the aggregate, a 3.3% limited partnership interest in the Operating Partnership. We refer to this as the noncontrolling interests in the Operating Partnership.  See Note 12.

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of the Operating Partnership.

As of March 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	26	18,429,945	93.4%
	Unconsolidated properties	7	5,326,815	95.6%

Suburban	Consolidated properties	25	3,863,000	80.8%
	Unconsolidated properties	6	2,941,700	93.8%
		64	30,561,460	92.2%

(1)  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in 14 stand-alone retail properties encompassing approximately 460,692 square feet, eight development properties encompassing approximately 2,614,996 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet) and two land interests as of March 31, 2012.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet.

Partnership Agreement

In accordance with our partnership agreement, or the Operating Partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners. As the managing general partner of the Operating Partnership, SL Green is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to avoid any Federal income or excise tax at the Company level. Under the operating partnership agreement, each limited partner has the right to cause the Operating Partnership to redeem units of limited partnership interests for cash, or if the Company so elects, shares of SL Green’s common stock on a one-for-one basis.

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of SLGOP at March 31, 2012 and the results of operations for the periods presented have been included.  The 2012 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that its carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property are less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of one of our equity investments. No impairment charge was recorded during the three months ended March 31, 2012 and 2011. We do not believe that the value of any of our consolidated properties or equity investments was impaired at March 31, 2012 and December 31, 2011.

We allocate the purchase price of real estate to land and building and, if determined to be material, intangibles, such as the value of above-, below- and at-market leases and origination costs associated with the in-place leases.  We depreciate the amount allocated to building and other intangible assets over their estimated useful lives, which generally range from three to 40 years and from one to 14 years, respectively.  The values of the above- and below-market leases are amortized and recorded as either an increase (in the case of

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

below-market leases) or a decrease (in the case of above-market leases) to rental income over the remaining term of the associated lease, which generally range from one to 14 years.  The value associated with in-place leases is amortized over the expected term of the associated lease, which generally ranges from one to 14 years.  If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off.  The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date).  We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below market and determined to be material, we amortized such below market lease value into rental income over the renewal period.

We recognized an increase of approximately $2.1 million and $7.2 million in rental revenue for the three months ended March 31, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and amortization of lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.0 million and $1.3 million for the three months ended March 31, 2012 and 2011, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (in thousands):

	March 31, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$721,336	$673,495
Accumulated amortization	(214,042)	(193,442)
Net	$507,294	$480,053

Identified intangible liabilities (included in deferred revenue):
Gross amount	$649,863	$622,029
Accumulated amortization	(309,854)	(290,893)
Net	$340,009	$331,136

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

We determine impairment in real estate investments and debt and preferred equity investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

•                  Debt and Preferred Equity Investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See “Reserve for Possible Credit Losses” below regarding valuation allowances for loan losses.

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

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at March 31, 2012 is approximately $7.9 million in net unrealized gains related to marketable securities.

The cost of bonds and marketable securities sold is determined using the specific identification method.

At March 31, 2012 and December 31, 2011, we held the following marketable securities (in thousands):

	March 31,	December 31,
	2012	2011
Level 1 — Equity marketable securities	$8,613	$8,065
Level 2 — Commercial mortgage-backed securities	13,205	13,369
Level 3 — Rake bonds	3,871	3,889
Total marketable securities available-for-sale	$25,689	$25,323

The cost basis of the Level 3 securities was $3.8 million at March 31, 2012 and $3.9 million at December 31, 2011. There were no sales of Level 3 securities during the three months ended March 31, 2012. The Level 3 securities mature at various times through 2030.

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

March 31, 2012

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge off.  We recorded loan loss reserves of $3.0 million and none on investments being held to maturity and on our held for sale investment during the three months ended March 31, 2012 and 2011, respectively.  We recorded approximately $2.4 million and $3.2 million in recoveries during the three months ended March 31, 2012 and 2011, respectively, in connection with the sales of investments. This is included in Loan loss and other investment reserves, net of recoveries in the accompanying Consolidated Statements of Income.

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

Pursuant to amendments to the Code that became effective January 1, 2001, SL Green has elected, and may in the future, elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of SL Green may perform non-customary services for its tenants, hold assets that SL Green cannot hold directly and generally may engage in any real estate or non-real estate related business. SL Green’s TRSs’, which are consolidated into SLGOP, generate income, resulting in Federal income tax liability for these entities.  SL Green’s TRSs’ did not record any Federal, state and local tax provision during either of the three months ended March 31, 2012 and 2011, respectively, and made estimated tax payments of none and $0.1 million during the three months ended March 31, 2012 and 2011, respectively.

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

March 31, 2012

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

Awards can also be made in the form of a separate series of our units of limited partnership interest called long-term incentive plan (LTIP) units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, are valued by reference to the value of SL Green’s common stock at the time of grant, and are subject to such conditions and restrictions as SL Green’s compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

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

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. See Note 5. We perform ongoing credit evaluations of our tenants and require certain tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

located in our buildings operate in various industries.  Other than one tenant who accounts for approximately 7.5% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 6.9% of our annualized cash rent, including our share of joint venture annualized cash rent at March 31, 2012. Approximately 10%, 5%, 7% and 6% of our annualized cash rent, including our share of joint venture annualized cash rent, was attributable to 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the quarter ended March 31, 2012.  In addition, two debt and preferred equity investments accounted for more than 10% of the income earned on debt and preferred equity investments during the three months ended March 31, 2012.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  The guidance was effective as of the first quarter of 2012 and its adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in the financial statements. The standard gives businesses two options for presenting other comprehensive income (OCI), which until now has typically been included within the statement of capital. An OCI statement can be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses can have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the presentation of OCI are effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance and presented a separate Statement of Comprehensive Income in our consolidated financial statements. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision expected in 2012.

In December 2011, the FASB issued guidance that concluded when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity must apply the accounting guidance for sales of real estate to determine whether it should derecognize the in substance real estate. The reporting entity is precluded from derecognizing the real estate until legal ownership has been transferred to the lender to satisfy the debt. The guidance is effective for calendar year-end public and nonpublic companies in 2013 and is to be applied on a prospective basis. Early adoption of the guidance is permitted. Adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

3.  Property Acquisitions

In October 2011, we formed a joint venture with Stonehenge Partners and in January 2012 acquired five retail and two multifamily properties in Manhattan for $193.1 million, inclusive of the issuance of $47.6 million aggregate liquidation preference of 4.5% Series G preferred operating partnership units. The residential component, which encompasses 385 units and 488,000 square feet, was financed with an aggregate 12-year $100.0 million fixed rate mortgage which bears interest at 4.125%. One of the retail properties was financed with a 5-year $8.5 million mortgage. We are currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change. We consolidate this joint venture as it is a VIE and we have been designated as the primary beneficiary.

In November 2011, we acquired all of the interests in 51 East 42nd Street, a 142,000 square-foot office building for approximately $80.0 million, inclusive of the issuance of $2.0 million aggregate liquidation preference of 6.0% Series H preferred operating partnership units.

The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the assumption of control over 51 East 42nd Street (in thousands):

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Land	$44,095
Building	33,470
Above market lease value	5,616
Acquired in-place leases	4,333
Assets acquired	87,514

Below market lease value	7,514
Liabilities assumed	7,514

Purchase price allocation	$80,000

Net consideration funded at closing	$79,632

In November 2011, we, along with The Moinian Group, formed a joint venture to recapitalize 180 Maiden Lane, a fully-leased, 1.1 million-square-foot Class A office tower. The consideration for our 49.9 percent stake in the joint venture included $41.0 million in cash and operating partnership units valued at $31.7 million. In connection with the issuance of these operating partnership units, we recorded an $8.3 million fair value adjustment due to changes in our stock price. Simultaneous with the closing of the recapitalization, the joint venture refinanced the existing $344.2 million indebtedness with a five-year $280-million mortgage. We consolidate this joint venture due to the control we exert over leasing activities at the property. We consolidate this joint venture as it is a VIE and we have been designated as the primary beneficiary.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the assumption of control over 180 Maiden Lane (in thousands):

Land	$191,523
Building	233,230
Above market lease value	7,944
Acquired in-place leases	29,948
Assets acquired	462,645

Below market lease value	20,320
Liabilities assumed	20,320

Purchase price allocation	$442,325

Net consideration funded at closing	$41,835

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

In April 2011, we acquired SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ’s, interest in 1515 Broadway, thereby consolidating full ownership of the 1,750,000 square-foot building. The transaction valued the consolidated interests at $1.23 billion. We acquired the interest subject to the $458.8 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $475.1 million upon the closing of this transaction. This property, which we initially acquired in May 2002, was previously accounted for as an investment in unconsolidated joint ventures.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

In January 2011, we purchased City Investment Fund, or CIF’s, 49.9% interest in 521 Fifth Avenue, thereby assuming full ownership of the 460,000 square-foot building. The transaction valued the consolidated interest at approximately $245.7 million excluding $4.5 million of cash and other assets acquired. We acquired the interest subject to the $140.0 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $13.8 million upon the closing of this transaction. In April 2011, we refinanced the property with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR. In connection with that refinancing, we acquired the fee interest in the property for $15.0 million.

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

4.  Property Dispositions and Assets Held for Sale

In February 2012, we sold the leased fee interest at 292 Madison Avenue for $85.0 million. We recognized a gain of $6.6 million on the sale.

In May 2011, we sold the property located at 28 West 44th Street for $161.0 million. The property is approximately 359,000 square feet. We recognized a gain of $46.1 million on the sale.

Discontinued operations included the results of operations of real estate assets sold prior to March 31, 2012. This included 28 West 44th Street, which was sold in May 2011 and 292 Madison Avenue which was sold in February 2012.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

The following table summarizes income from discontinued operations for the three months ended March 31, 2012 and 2011, respectively (in thousands).

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2012	2011
Revenues
Rental revenue	$516	$5,541
Escalation and reimbursement revenues	—	654
Other income	—	4
Total revenues	516	6,199
Operating expense	(3)	1,147
Real estate taxes	—	846
Interest expense, net of interest income	597	1,503
Amortization of deferred financing costs	—	153
Transaction related costs	—	1
Depreciation and amortization	—	676
Total expenses	594	4,326
(Loss) income from discontinued operations	$(78)	$1,873

5.  Debt and Preferred Equity Investments

During the three months ended March 31, 2012 and 2011, our debt and preferred equity investments (net of discounts) increased approximately $76.3 million and $105.8 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded approximately $62.7 million and $490.3 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

As of March 31, 2012 and December 31, 2011, we held the following debt investments with an aggregate weighted average current yield of approximately 9.46% (in thousands):

Loan Type	March 31, 2012 Senior Financing	March 31, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Maturity Date
Other Loan(1)	$15,000	$3,500	$3,500	September 2021
Mortgage/Mezzanine Loan(1)(2)	1,109,000	109,105	108,817	March 2017
Mezzanine Loan(1)	165,000	74,466	40,375	November 2016
Mezzanine Loan(3)	81,000	34,940	34,940	October 2016
Mezzanine Loan(1)	55,000	35,000	35,000	July 2016
Junior Participation(1)	133,000	49,000	49,000	June 2016
Mortgage/ Mezzanine Loan(1)	170,964	46,431	46,416	May 2016
Mezzanine Loan(1)	177,000	16,790	17,112	May 2016
Mezzanine Loan(1)	205,000	65,034	64,973	February 2016
Mortgage/ Mezzanine Loan	—	36,700	—	February 2015
Mezzanine Loan	45,000	10,000	10,000	January 2015
Mezzanine Loan	170,000	60,000	60,000	August 2014
Mezzanine Loan(1)(4)	75,000	7,650	7,650	July 2013
Mortgage(5)	28,500	3,000	3,000	February 2013
Mezzanine Loan(6)	796,693	8,392	8,392	August 2012
Mezzanine Loan(7)	467,000	31,334	30,747	July 2012
Mortgage(8)	—	86,339	86,339	June 2012
Junior Participation(9)	60,250	10,875	10,875	June 2012
Other Loan	48,300	3,303	3,196	May 2012
Junior Participation(10)	—	—	8,725	—
Junior Participation(1)(9)(11)	—	—	11,000	—
Loan loss reserve(9)	—	(7,000)	(19,125)	—
	$3,801,707	$684,859	$620,932

(1)                        This is a fixed rate loan.

(2)                        Interest is added to the principal balance for this accrual only loan.

(3)                        As of March 31, 2012, we were committed to fund an additional $15.0 million in connection with this loan.

(4)                        In November 2011, we entered into a loan participation agreement in the amount of $7.4 million on a $15.0 million mortgage. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet.

(5)                        In June 2011, we funded an additional $5.5 million and extended the maturity date of this loan to February 2013. In September 2011, we entered into a loan participation in the amount of $28.5 million on a $31.5 million mortgage. We have assigned our right as servicer to a third party. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet.

(6)                        In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity. See note 4 to the next table. This mezzanine loan is on non-accrual status as of January 2012.

(7)                        As a result of the acquisition of the remaining 50% interest in November 2011 in the joint venture which held an investment in a debt position on the property located at 450 West 33rd Street, we have reclassified our investment as debt investment. See note 6.

(8)                        We hold an 88% interest in the consolidated joint venture that acquired this loan. This investment is denominated in British Pounds.

(9)                        Loan loss reserves are specifically allocated to investments.  Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data.  We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

(10)                  This loan was in default and on non-accrual status.  The lender has begun foreclosure proceedings.  Another participant holds a $12.2 million pari-pasu interest in this loan. We sold our interest in the loan in February 2012 and recovered $0.5 million against this loan.

(11)                  In March 2012, we sold our interest in this loan and recovered $2.0 million against this loan.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Preferred Equity Investments

As of March 31, 2012 and December 31, 2011, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.04% (in thousands):

Type	March 31, 2012 Senior Financing	March 31, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(2)	$926,260	$204,849	$203,080	July 2016
Preferred equity(1)(2)(3)	480,000	93,049	141,980	July 2014
Preferred equity(2)(4)	974,673	50,866	51,000	August 2012
Loan loss reserve(5)	—	(34,050)	(31,050)	—
	$2,380,933	$314,714	$365,010

(1)                    This is a fixed rate investment.

(2)                    The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(3)                    This investment was classified as held for sale at June 30, 2009, but as held-to-maturity for all periods subsequent to June 30, 2009.  The reserve previously taken against this loan is being accreted up to the face amount through the maturity date. In connection with a recapitalization of the investment, our mezzanine loan was converted to preferred equity in 2011. We also made an additional $50.0 million junior preferred equity loan.  This junior preferred equity loan was repaid at par in February 2012.

(4)                    This investment is on non-accrual status. In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity in 2011. See Note 7 to the prior table.

(5)                    Loan loss reserves are specifically allocated to investments.  Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data.  We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

The following table is a rollforward of our total loan loss reserves at March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of year	$50,175	$61,361
Expensed	3,000	10,875
Recoveries	(2,436)	(4,370)
Charge-offs	(9,689)	(17,691)
Balance at end of period	$41,050	$50,175

At March 31, 2012 and December 31, 2011, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at March 31, 2012 and December 31, 2011 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $150.0 million at March 31, 2012 and $108.7 million at December 31, 2011. The nonaccrual balance of financing receivables at March 31, 2012 and December 31, 2011 was $25.2 million and $102.6 million, respectively. No financing receivables were 90 days past due at March 31, 2012. The recorded investment for financing receivables past due 90 days associated with two financing receivables was $17.3 million at December 31, 2011. All financing receivables are individually evaluated for impairment.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

The following table presents impaired loans, which may include non-accrual loans, as of March 31, 2012 and December 31, 2011, respectively (in thousands):

	March 31, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$106,623	$83,378	$—
With an allowance recorded:
Commercial real estate	66,262	61,616	41,050	86,121	81,475	50,175
Total	$66,262	$61,616	$41,050	$192,744	$164,853	$50,175

The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the three months ended March 31, 2012 and 2011, respectively (in thousands):

	March 31, 2012	March 31, 2011

Average recorded investment in impaired loans	$79,937	$244,762

Investment and preferred equity income recognized	1,562	7,960

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, as well as private investors. All the investments below are voting interest entities, except for 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these two VIEs was $164.3 million and $161.9 million at March 31, 2012 and December 31, 2011, respectively. As we do not control these joint ventures, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or partnership LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where we or our partner are involved in some or all of the following: approving the annual budget, receiving a detailed monthly reporting package from us, meeting with us on a quarterly basis to review the results of the joint venture, reviewing and approving the joint venture’s tax return before filing, and approving all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements also contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

The table below provides general information on each of our joint ventures as of March 31, 2012 (in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price($)(1)

100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	22,400
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	4,400
379 West Broadway(2)	Sutton	45.00%	45.00%	62	12/05	19,750
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	30,000
717 Fifth Avenue	Sutton/Nakash	32.75%	32.75%	120	09/06	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	12/06	285,000
One Court Square(10)	JP Morgan	30.00%	30.00%	1,402	01/07	533,500
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	107,500
The Meadows(3)	Onyx	50.00%	50.00%	582	09/07	111,500
388 and 390 Greenwich Street(4)	SITQ	50.60%	50.60%	2,600	12/07	1,575,000
180/182 Broadway(5)	Harel/Sutton	25.50%	25.50%	71	02/08	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	193,000
11 West 34th Street(6)	Private Investor/Sutton	30.00%	30.00%	17	12/10	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	4,000
3 Columbus Circle(7)	Moinian	48.90%	48.90%	769	01/11	500,000
280 Park Avenue(8)	Vornado	50.00%	50.00%	1,237	03/11	400,000
1552-1560 Broadway(9)	Sutton	50.00%	50.00%	49	08/11	136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	01/12	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	02/12	252,500

(1)                    Acquisition price represents the actual or implied purchase price for the joint venture.

(2)                    The joint venture entered into an agreement to sell this property for $48.5 million, inclusive of the fee position which was acquired for $13.5 million. This transaction closed on April 30, 2012.

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

(5)                    In December 2010, our 180-182 Broadway joint venture with Jeff Sutton announced an agreement with Pace University to convey a long-term ground lease condominium interest to Pace University for 20 floors of student housing.  The joint venture also admitted Harel Insurance and Finance, which contributed $28.1 million to the joint venture, for a 49 percent partnership interest. In August 2011, the joint venture sold the property located at 63 Nassau Street for $2.8 million.

(6)                    In December 2010, our $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in our recognition of additional income of approximately $1.1 million.  Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30 percent interest. The property is subject to a long-term net lease arrangement.

(7)                    We issued 306,296 operating partnership units in connection with this investment. We have committed to fund an additional $47.5 million to the joint venture, of which $29.0 million has been funded as of March 31, 2012. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which was bearing interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011.

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

(10)              In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.6 million.  The transaction included $315.0 million of existing debt, which will be assumed by the purchaser. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of this investment. In April 2012, the closing date was extended and the purchase price was increased to $478.1 million. This transaction, which is subject to customary closing conditions, is expected to close during the second quarter of 2012.

In March 2012, the joint venture sold the property located at 141 Fifth Avenue for $46.0 million. We recognized a gain on sale of this investment of $7.3 million.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases of tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loan payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2012 and December 31, 2011, respectively, are as follows (in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2012	December 31, 2011

388 and 390 Greenwich Street(2)	12/2017	5.19%	$1,106,757	$1,106,757
800 Third Avenue	08/2017	6.00%	20,910	20,910
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
1745 Broadway	01/2017	5.68%	340,000	340,000
21 West 34th Street	12/2016	5.76%	100,000	100,000
280 Park Avenue	06/2016	6.57%	710,000	710,000
11 West 34th Street	01/2016	4.82%	17,693	17,761
One Court Square	09/2015	4.91%	315,000	315,000
100 Park Avenue	09/2014	6.64%	214,054	214,625
1604-1610 Broadway(3)	04/2012	5.66%	27,000	27,000
141 Fifth Avenue	—	—	—	25,000
Total fixed rate debt			$3,015,164	$3,040,803
388 and 390 Greenwich Street(2)	12/2017	1.430%	$31,622	$31,622
600 Lexington Avenue	10/2017	2.530%	125,000	125,000
10 East 53rd Street	02/2017	2.746%	125,000	—
724 Fifth Avenue	01/2017	2.610%	120,000	—
Other loan payable	06/2016	1.170%	30,000	30,000
3 Columbus Circle(4)	04/2016	2.660%	253,016	254,896
747 Madison Avenue	10/2014	3.040%	33,125	33,125
180/182 Broadway(5)	12/2013	3.020%	35,109	30,722
16 Court Street	10/2013	2.770%	85,290	85,728
1552 Broadway(6)	08/2013	3.270%	96,787	95,405
27-29 West 34th Street(7)	05/2013	2.270%	53,775	53,900
The Meadows(8)	09/2012	1.630%	84,109	84,698
717 Fifth Avenue(9)	09/2012	5.250%	245,000	245,000
379 West Broadway(10)	07/2012	1.940%	20,991	20,991
Total floating rate debt			$1,338,824	$1,091,087
Total mortgages and other loan payable			$4,353,988	$4,131,890

(1)                        Interest rate represents the effective all-in weighted average interest rate for the quarter ended March 31, 2012.

(2)                        Comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $16.0 million of the mortgage and $15.6 million of the mezzanine loan which are floating.  Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.  We believe it is unlikely that we will be required to perform under this guarantee.

(3)                        This loan went into default in November 2009 due to the non-payment of debt service.  The joint venture is in discussions with the special servicer to resolve this default.

(4)                        We provided 50% of a bridge loan to this joint venture. In April 2011, our joint venture with The Moinian Group which owns the property located at 3 Columbus Circle, New York, refinanced the bridge loan and replaced it with a $260.0 million 5-year mortgage with the Bank of China, which carries a floating rate of interest of 210 basis points over the 30-day LIBOR, at which point SL Green and Deutsche Bank’s bridge loan was repaid. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement.Our partner has executed a contribution agreement to reflect its pro rata obligation under the master lease.

(5)                        This loan has a committed amount of $90.0 million.

(6)                        This loan has a committed amount of $125.0 million.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

(7)                        In April 2012, this loan was extended by 1-year.

(8)                        This loan has a committed amount of $91.2 million.

(9)                        This loan has a committed amount of $285.0 million.

(10)                  In May 2011, this loan was extended by 1-year. The joint venture sold the property on April 30, 2012.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 379 West Broadway, 3 Columbus Circle and The Meadows. We are generally entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $3.1 million and $4.0 million from these services for the three months ended March 31, 2012, and 2011, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at March 31, 2012 and December 31, 2011, are as follows (in thousands):

	March 31, 2012	December 31, 2011
Assets
Commercial real estate property, net	$6,158,022	$5,699,113
Other assets	604,938	599,596
Total assets	$6,762,960	$6,298,709

Liabilities and members’ equity
Mortgages and other loan payable	$4,353,988	$4,131,890
Other liabilities	240,496	250,925
Members’ equity	2,168,476	1,915,894
Total liabilities and members’ equity	$6,762,960	$6,298,709
Company’s net investment in unconsolidated joint ventures	$1,022,931	$893,933

The combined statements of income for the unconsolidated joint ventures, from acquisition date through March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Total revenues	$120,048	$123,560
Operating expenses	17,684	20,601
Real estate taxes	13,374	13,450
Interest	56,635	47,637
Depreciation and amortization	36,783	31,724
Transaction related costs	268	65
Total expenses	124,744	113,477
Net (loss) income	$(4,696)	$10,083
Company’s equity in net (loss) income of unconsolidated joint ventures	$(1,560)	$8,206

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At March 31, 2012, we held 3.2 million shares, or approximately 6.3% of Gramercy’s common stock. Our total investment of approximately $8.6 million is based on the market value of our common stock investment in Gramercy at March 31, 2012.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

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

March 31, 2012

approximately $35,300 per annum for year one increasing to $42,800 per annum in year six.  The third lease is for approximately 1,400 square feet pursuant to a lease which ends in April 2015, with annual rent under this lease of approximately $67,300 per annum for year one increasing to $80,500 per annum in year six.

Marc Holliday, our chief executive officer, remains a board member of Gramercy.

7.  Deferred Costs

Deferred costs at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Deferred financing	$119,796	$113,620
Deferred leasing	241,827	238,394
	361,623	352,014
Less accumulated amortization	(149,895)	(141,228)
Deferred costs, net	$211,728	$210,786

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at March 31, 2012 and December 31, 2011, respectively, were as follows (in thousands):

Property(1)	Maturity Date	Interest Rate(2)	March 31, 2012	December 31, 2011
400 East 57th Street	02/2024	4.13%	$70,000	$—
400 East 58th Street	02/2024	4.13%	30,000	—
919 Third Avenue(3)	06/2023	5.12%	500,000	500,000
One Madison Avenue	05/2020	5.91%	622,030	626,740
Other loan payable(4)	09/2019	8.00%	50,000	50,000
885 Third Avenue	07/2017	6.26%	267,650	267,650
110 East 42nd Street(5)	07/2017	5.81%	65,000	65,000
2 Herald Square	04/2017	5.36%	191,250	191,250
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
300 Main Street	02/2017	5.75%	11,500	11,500
762 Madison Avenue	02/2017	3.75%	8,486	—
Landmark Square	12/2016	4.00%	85,627	86,000
420 Lexington Avenue(6)	09/2016	7.15%	186,649	187,182
500 West Putnam	01/2016	5.52%	24,440	24,563
625 Madison Avenue	11/2015	7.22%	128,287	129,098
711 Third Avenue	06/2015	4.99%	120,000	120,000
125 Park Avenue	10/2014	5.75%	146,250	146,250
609 Partners, LLC(7)	07/2014	5.00%	31,721	31,721
220 East 42nd Street	11/2013	5.24%	189,308	190,431
609 Fifth Avenue	10/2013	5.85%	94,561	94,963
673 First Avenue	02/2013	5.67%	29,678	29,906
292 Madison Avenue(8)			—	59,099
Total fixed rate debt			$3,472,437	$3,431,353
180 Maiden Lane(9)	11/2016	2.557%	$277,326	$279,332
1515 Broadway(10)	12/2014	3.500%	447,160	450,363
Other loan payable(11)	06/2013	3.540%	62,792	62,792
521 Fifth Avenue(12)	04/2013	2.270%	150,000	150,000
Total floating rate debt			$937,278	$942,487
Total mortgages and other loans payable			$4,409,715	$4,373,840

(1)                  Held in bankruptcy remote special purpose entity.

(2)                  Effective contractual interest rate for the quarter ended March 31, 2012.

(3)                  We own a 51% controlling interest in the joint venture that is the borrower on this loan.  This loan is non-recourse to us.  In June 2011, our joint venture replaced the $219.9 million 6.87% mortgage that was due to mature in August 2011 with a $500.0 million mortgage.

(4)                This loan is secured by a portion of a preferred equity investment.

(5)                  We took control of this property in May 2011 and assumed the mortgage as part of the transaction. This loan consists of a $65.0 million A-tranche and an $18.1 million B-tranche. The B-tranche does not accrue interest and is due only under certain circumstances as described in the loan agreement.

(6)                  We increased this loan by $40.0 million in March 2011.

(7)                  As part of an acquisition, we issued 63.9 million units of our 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of March 31, 2012, 32.2 million Series E units had been redeemed.

(8)                  This property was sold in February 2012 and the related mortgage, which was included in Liabilities related to assets held for sale, was assumed by the purchaser.

(9)                  In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata obligation under the master lease.

(10)            We acquired the remaining interest in this joint venture in April 2011. As a result, we have consolidated this investment since April 2011. See Note 19.

(11)            This loan bears interest at 250 basis points over the three month GBP LIBOR.  This loan is denominated in British Pounds.

(12)            We assumed a $140.0 million mortgage in connection with the acquisition of the remaining partnership interest in January 2011. As a result, we have consolidated this investment since January 2011. The mortgage was schedule to mature in April 2011. In April 2011, we refinanced the property with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

At March 31, 2012 and December 31, 2011 the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $7.5 billion and $7.4 billion, respectively.

9.  Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.  At March 31, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2012, the facility fee was 35 basis points. At March 31, 2012, we had approximately $400.0 million of borrowings and outstanding letters of credit totaling approximately $50.5 million outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.0 billion.

The Company, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility.  No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2012 and December 31, 2011, respectively (in thousands):

Issuance	March 31, 2012 Unpaid Principal Balance	March 31, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$18,003	$18,003	$119,423	3.000%	3.000%	20	March 30, 2027
June 27, 2005(3)(4)	357	357	657	4.000%	4.147%	20	June 15, 2025
March 16, 2010(5)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(5)	250,000	249,578	249,565	5.000%	5.031%	7	August 15, 2018
October 12, 2010(6)	345,000	280,001	277,629	3.000%	7.125%	7	October 15, 2017
March 31, 2006(3)	275,000	274,814	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004(3)	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$1,236,938	$1,171,331	$1,270,656

(1)                        Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

(2)                        In March 2007, we issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are currently redeemable at our option.  We may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized as of March 31, 2012.

(3)                        Issued by ROP.

(4)                        Exchangeable senior debentures which are currently callable at 100% of par.  In addition, the debentures can be put to Reckson, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the acquisition of all outstanding shares of common stock of Reckson Associates Realty Corp., or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the first quarter of 2012, we repurchased $300,000 of these bonds at par.

(5)                        Issued by us, the Company and ROP, as co-obligors.

(6)                        In October 2010, we issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in equity.  As of March 31, 2012, approximately $65.0 million remained unamortized.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we and SL Green issued $100.0 million in unsecured floating rate trust preferred securities through SL Green Capital Trust I, or the Trust, which is our wholly-owned subsidiary.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Interest payments may be deferred for a period of up to eight consecutive quarters if we exercise our right to defer such payments.  The trust preferred securities are redeemable at our option, in whole or in part, with no prepayment premium any time after July 2010.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when we are in default, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal Income Tax purposes. As of March 31, 2012 and December 31, 2011, we were in compliance with all such covenants.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, 2011 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of March 31, 2012, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2012	$39,712	$—	$—	$—	$—	$39,712	$147,947
2013	52,615	516,179	—	—	—	568,794	122,228
2014	52,049	596,851	—	—	98,578	747,478	123,984
2015	42,806	229,537	—	—	357	272,700	102,477
2016	41,468	516,943	400,000	—	274,814	1,233,225	527,852
Thereafter	251,682	2,069,873	—	100,000	797,582	3,219,137	916,352
	$480,332	$3,929,383	$400,000	$100,000	$1,171,331	$6,081,046	$1,940,840

Interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Interest expense	$80,547	$64,751
Interest income	(410)	(485)
Interest expense, net	$80,137	$64,266
Interest capitalized	$2,536	$1,295

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $5.2 billion, compared to the book value of the related fixed rate debt of approximately $4.8 billion at March 31, 2012.  Our floating rate debt, inclusive of our 2011 revolving credit facility, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.3 billion, compared to the book value of the related floating rate debt of approximately $1.3 billion at March 31, 2012. Our debt and preferred equity investments had an estimated fair value ranging between $849.6 million and $949.6 million, compared to the book value of approximately $1.0 billion at March 31, 2012, based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2012.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.  We paid Alliance approximately $3.5 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $11,700 and $25,600 for the three months ended March 31, 2012 and 2011, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp. receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $89,000 and $110,000 for the three months ended March 31, 2012 and 2011, respectively.

Other

Amounts due from related parties at March 31, 2012 and December 31, 2011 consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Due from joint ventures	$1,420	$477
Other	6,245	3,524
Related party receivables	$7,665	$4,001

Gramercy Capital Corp.

See Note 6, “Investment in Unconsolidated Joint Ventures — Gramercy Capital Corp.” for disclosure on related party transactions between Gramercy and us.

12. Capital

The Company is the sole general partner of the Operating Partnership and at March 31, 2012 owned 88,854,562 general and limited partnership interests in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units pays a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

In 2011, we, along with SL Green, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. During the three months ended March 31, 2012, SL Green had sold 1.6 million shares of its common stock through the ATM program for aggregate gross proceeds of approximately $125.0 million ($123.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. The net proceeds from these offerings (approximately $123.1 million during the three months ended March 31, 2012) were

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

contributed to us in exchange for 1.6 million common partnership units, respectively. As of March 31, 2012, SL Green had $125.0 million available to issue under the ATM programs.

Limited Partner Units

As of March 31, 2012, limited partners other than SL Green owned approximately 3.3% (3,050,542 units) of the Operating Partnership. At March 31, 2012, 3,050,542 shares of the Company’s common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

Net income (loss) allocated to the preferred unitholders and limited unitholders reflects their pro-rata share of net income (loss) and distributions.

Preferred Units

We have 11,700,000 units of our 7.625% Series C cumulative redeemable preferred units, or the Series C preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series C preferred unitholders receive annual dividends of $1.90625 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. SL Green is entitled to redeem its Series C preferred stock at par for cash at its option at which time, we would effect a corresponding redemption of the units.  The Series C preferred units were recorded net of underwriters discount and issuance costs.

We also have 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units, or the Series D preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series D preferred unitholders receive annual dividends of $1.96875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. SL Green is entitled to redeem its Series D preferred stock at par for cash at its option at which time, we would effect a corresponding redemption of the units. The Series D preferred units were recorded net of underwriters discount and issuance costs.

We also have 31,720,632 units of our 5.00% Series E preferred units outstanding with a mandatory liquidation preference of $1.00 per unit which is included in Mortgages and loans payable (See Note 8).

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

In January 2012, we issued 1,902,000 units of our 4.5% Series G preferred units, or the Series G preferred units, with a liquidation preference of $25.00 per unit. The Series G preferred unitholders receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The preferred units are convertible into a number of Operating Partnership common units equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50.  The Operating Partnership common units may be redeemed in exchange for SL Green’s common stock on a 1-to-1 basis.  The Series G preferred units also provide the holder with the right to require us to repurchase the units for cash before January 31, 2022.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, SL Green filed a registration statement with the SEC registering 3,500,000 shares of its common stock for its dividend reinvestment and stock purchase plan, or DRIP. The DRIP commenced on September 24, 2001.

During the three months ended March 31, 2012 and 2011, SL Green issued approximately 1.3 million shares and 11 shares of its common stock and received approximately $99.5 million and $1,000 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $99.5 million in proceeds received during the three months ended March 31, 2012 were contributed to us by SL Green in exchange for an equivalent number of common units. DRIP shares may be issued at a discount to the market price.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Second Amended and Restated 2005 Stock Option and Incentive Plan

SL Green has a stock option and incentive plan. The second amended and restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by SL Green’s board of directors in April 2010 and SL Green’s stockholders in June 2010 at SL Green’s annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green’s common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by SL Green’s Board, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by SL Green’s stockholders. At March 31, 2012, approximately 4.1million fungible units were available for issuance under the 2005 Plan, or 5.2 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2012 and the year ended December 31, 2011.

	March 31, 2012	December 31, 2011
Dividend yield	2.00%	2.00%
Expected life of option	5.0 years	4.2 years
Risk-free interest rate	0.99%	1.00%
Expected stock price volatility	44.00%	47.98%

A summary of the status of SL Green’s stock options as of March 31, 2012 and December 31, 2011 and changes during the periods then ended are presented below:

	March 31, 2012		December 31, 2011
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,277,200	$63.37	1,353,002	$58.85
Granted	24,000	68.16	212,400	66.42
Exercised	(70,886)	36.39	(243,901)	40.48
Lapsed or cancelled	(6,084)	83.09	(44,301)	65.89
Balance at end of period	1,224,230	$64.93	1,277,200	$63.37

Options exercisable at end of period	802,806	$67.74	644,429	$72.31
Weighted average fair value of options granted during the period	$536,071		$4,647,554

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding and exercisable was 3.83 years and 3.92 years, respectively.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

During the three months ended March 31, 2012 and 2011, we recognized $1.7 million and $1.6 million of compensation expense, respectively, for these options. As of March 31, 2012, there was approximately $7.2 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

Stock-based Compensation

Effective January 1, 1999, SL Green implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including SL Green’s executives.  The shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or SL Green meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.

A summary of SL Green’s restricted stock as of March 31, 2012 and December 31, 2011 and charges during the three months then ended is presented below:

	Three Months Ended March 31,	Year Ended December 31,
Restricted Stock Awards	2012	2011
Balance at beginning of year	2,912,456	2,728,290
Granted	1,694	185,333
Cancelled	(200,000)	(1,167)
Balance at end of period	2,714,150	2,912,456
Vested during the period	306,124	66,299
Compensation expense recorded	$2,142,105	$17,365,401
Weighted average fair value of restricted stock granted during the period	$116,369	$21,768,084

The fair value of restricted stock that vested during the three months ended March 31, 2012 was $16.2 million. As of March 31, 2012, there was $8.8 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.7 years.

For each of the three months ended March 31, 2012 and 2011, approximately $1.0 million was capitalized to assets associated with compensation expense related to SL Green’s long-term compensation plans, restricted stock and stock options.

We granted LTIP units which had a fair value of $8.5 million as a component of 2011 bonus awards. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to have a discount from SL Green’s unrestricted common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP units will reach parity with other common partnership units and the illiquidity due to transfer restrictions.

2006 Long-Term Outperformance Compensation Program

In August 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 2011, the final vesting period. We recorded approximately $30,000 of compensation expense during the three months ended March 31, 2011 in connection with the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved,

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if SL Green’s aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  SL Green will not pay distributions on any LTIP Units until they are earned, at which time SL Green will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. In January 2011, SL Green’s compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In January 2012, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 1, 2011, maximum performance had been achieved and, accordingly, approximately 385,583 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.9 million and $2.0 million during the three months ended March 31, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.

SL Green Realty Corp. 2011 Outperformance Plan

In August 2011, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85 million of LTIP Units in SLGOP based on SL Green’s total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a “performance pool” comprised of LTIP Units with a value equal to 10% of the amount, if any, by which SL Green’s total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

As of March 31, 2012, only 96.8% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 96.8% granted (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.2 million during the three months ended March 31, 2012 related to this program.

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

March 31, 2012

quarterly using the closing price of SL Green’s common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the three months ended March 31, 2012, 5,425 phantom stock units were earned.  As of March 31, 2012, there were approximately 72,274 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase SL Green’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of March 31, 2012, approximately 58,085 shares of our common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

Earnings per Unit

Earnings per unit for the three months ended March 31, 2012 and 2011 is computed as follows (in thousands):

	Three Months Ended March 31,
	2012	2011
Numerator (Income)
Basic Earnings:
Income attributable to SLGOP common unitholders	$26,144	$82,739
Effect of Dilutive Securities:
Stock options	—	—
Diluted Earnings:
Income attributable to SLGOP common unitholders	$26,144	$82,739

	Three Months Ended March 31,
	2012	2011
Denominator (Weighted Average Units)
Basic Earnings:
Units attributable to common unitholders	89,793	81,206
Effect of Dilutive Securities:
3.0% exchangeable senior debentures due 2017	—	—
3.0% exchangeable senior debentures due 2027	—	—
4.0% exchangeable senior debentures due 2025	—	—
Stock-based compensation plans	380	437
Diluted Units	90,173	81,643

We have excluded approximately 785,929 and 542,433 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2012 and 2011, respectively, as they were anti-dilutive.

13.  Commitments and Contingencies

We and SL Green are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Management believes the costs, if any, incurred by SL Green and the Operating Partnership related to this litigation will not materially affect our financial position, operating results or liquidity.

The following is a schedule of future minimum lease payments under capital lease and noncancellable operating leases with initial terms in excess of one year as of March 31, 2012 (in thousands):

March 31,	Capital lease	Non-cancellable operating leases

2012	$1,166	$25,230
2013	1,555	33,641
2014	1,555	33,641
2015	1,593	33,641
2016	1,707	33,745
Thereafter	42,351	630,503
Total minimum lease payments	49,927	$790,401
Less amount representing interest	(32,797)
Present value of net minimum lease payments	$17,130

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

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at March 31, 2012 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$280,000	6.000%	11/2011	11/2012	$—
Interest Rate Swap	$30,000	2.295%	7/2010	6/2016	$(1,667)
Interest Rate Swap	8,500	0.740%	2/2012	2/2015	(35)
Currency Hedge	$20,748	1.55185GBP-USD	9/2010	12/2012	$123

The currency hedge and certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On March 31, 2012, the derivative instruments were reported as an obligation at their fair value of approximately $1.6 million.  This is included in Accrued Interest Payable and Other Liabilities on the Consolidated Balance Sheet at March 31, 2012.  Included in Accumulated Other Comprehensive Loss at March 31, 2012 was approximately $18.1 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges in addition to our share of joint venture accumulated other comprehensive loss of approximately $15.0 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $18.1 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives was $33.1 million and $36.2 million at March 31, 2012 and December 31, 2011, respectively.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

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

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income as of March 31, 2012 and 2011, respectively (in thousands):

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
Designation\Cash Flow	Derivative	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
Qualifying	Interest Rate Swaps/Caps	$(79)	$(118)	$(3,201)	$(3,094)	$—	$—

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	$(711)	$(533)

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

Selected results of operations for the three months ended March 31, 2012 and 2011, and selected asset information as of March 31, 2012 and December 31, 2011, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Structured Finance Segment	Total Company
Total revenues
Three months ended:
March 31, 2012	$312,854	$26,338	$339,192
March 31, 2011	264,543	64,678	329,221

Income from continuing operations before equity in net gain on sale of unconsolidated joint venture/partial interest and purchase price fair value adjustments::
Three months ended:
March 31, 2012	$433	$20,915	$21,348
March 31, 2011	13,872	64,361	78,233

Total assets
As of:
March 31, 2012	$12,751,164	$1,010,549	$13,761,713
December 31, 2011	12,490,502	993,350	13,483,852

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2011 revolving credit facility borrowing cost.  We also allocated loan loss reserves, net of recoveries to the debt and preferred equity segment.  We do not allocate marketing, general and administrative expenses and transaction related costs (approximately $21.3 million and $22.5 million for the three months ended March 31, 2012 and 2011, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SLGOP common unitholders for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Income from continuing operations before equity in net gain on sale of unconsolidated joint venture and purchase price fair value adjustments	$21,348	$78,233
Purchase price fair value adjustment	—	13,788
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	7,260	—
Income from continuing operations	28,608	92,021
Net (loss) income from discontinued operations	(78)	1,873
Gain on sale of discontinued operations	6,627	—
Net income	35,157	93,894
Net income attributable to noncontrolling interests in other partnerships	(1,071)	(3,610)
Net income attributable to SLGOP	34,086	90,284
Preferred unit dividend	(7,942)	(7,545)
Net income attributable to SLGOP common unitholders	$26,144	$82,739

17.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the three months ended March 31, 2012 and 2011 is presented below (in thousands):

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2012

	Three Months Ended March 31,
	2012	2011
Issuance of common stock as deferred compensation	$473	$474
Issuance of units in the operating partnership	1,131	20,222
Redemption of units in the operating partnership	275	725
Derivative instruments at fair value	288	245
Assignment of debt investment to joint venture	—	286,571
Mortgage assigned upon asset sale	59,099	30,000
Tenant improvements and capital expenditures payable	11,941	7,493
Assumption of mortgage loan	—	140,000
Deferred leasing payable	2,457	—
Accrued acquisition liabilities	—	92,500
Transfer to net assets held for sale	—	104,808
Transfer to liabilities related to net assets held for sale	—	121,635

18.  Subsequent Events

In April 2012, we closed on a 7-year, $775.0 million financing at 1515 Broadway. The mortgage bears interest at the rate equal to the greater of (a) 285 basis points over the 90-day LIBOR or (b) 3.6% per annum.

In April 2012, SL Green sold and settled approximately 734,572 shares of its common stock through its ATM program for aggregate gross proceeds of $56.8 million ($55.9 million of net proceeds after related expenses). Net proceeds from these offerings (approximately $55.9 million) were contributed to us in exchange for 734,572 common partnership units. As of April 30, 2012, SL Green still had approximately $68.2 million available for issuance under the plan.

The sale of 379 West Broadway closed on April 30, 2012. See Note 6.

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

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are subsidiaries of the Operating Partnership.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

As of March 31, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	26	18,429,945	93.4%
	Unconsolidated properties	7	5,326,815	95.6%

Suburban	Consolidated properties	25	3,863,000	80.8%
	Unconsolidated properties	6	2,941,700	93.8%
		64	30,561,460	92.2%

(1)   The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in 14 stand-alone retail properties encompassing approximately 460,692 square feet, eight development properties encompassing approximately 2,614,996 square feet, two residential properties encompassing approximately 430,482 square feet and two land interests as of March 31, 2012.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet.

Critical Accounting Policies

Refer to our 2011 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the three months ended March 31, 2012.

Results of Operations

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

The following comparison for the three months ended March 31, 2012, or 2012, to the three months ended March 31, 2011, or 2011, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2011 and at March 31, 2012 in the same manner and totaled 46 of our 51 consolidated properties, representing approximately 72% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2012 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
Rental revenue	$260.8	$227.0	$33.8	14.9%
Escalation and reimbursement revenue	41.7	30.3	11.4	37.6
Total	$302.5	$257.3	$45.2	17.6%

Same-Store Properties	$246.8	$249.3	$(2.5)	(1.0)%
Acquisitions	56.9	7.5	49.4	658.7
Other	(1.2)	0.5	(1.7)	(340.0)
Total	$302.5	$257.3	$45.2	17.6%

Occupancy for our stabilized, same-store Manhattan portfolio at March 31, 2012 was 93.4% compared to 93.1% at March 31, 2011.  During the quarter, we signed 64 office leases in its Manhattan portfolio totaling 674,983 square feet.  Twenty-one leases totaling 157,433 square feet represented office leases that replaced previous vacancy, and 43 office leases comprising 517,550 square feet had average starting rents of $69.71 per rentable square foot, representing a 32.3% increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed in the first quarter was 6.3 years and average tenant concessions were 1.1 months of free rent with a tenant improvement allowance of $17.87 per rentable square foot.  Of the 734,218 square feet of office leases which commenced during the first quarter, 194,731 square feet represented office leases that replaced previous vacancy, and 539,487 square feet represented office leases that had average starting rents of $69.81 per rentable square foot, representing a 31.4% increase over the previously fully escalated rents on the same office spaces.

Occupancy for our Suburban portfolio was 86.4% at March 31, 2012 compared to 86.3% at March 31, 2011.  During the quarter, we signed 32 office leases in the Suburban portfolio totaling 128,236 square feet.  Nine leases totaling 22,577 square feet represented office leases that replaced previous vacancy, and 23 office leases comprising 105,659 square feet had average starting rents of $33.72 per rentable square foot, representing a 4.6% decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed in the first quarter was 3.1 years and average tenant concessions were 1.1 months of free rent with a tenant improvement allowance of $5.33 per rentable square foot.  Of the 145,978 square feet of office leases which commenced during the first quarter, 39,641 square feet represented office leases that replaced previous vacancy, and 106,337 square feet represented office leases that had average starting rents of $33.74 per rentable square foot, representing a 4.6% decrease over the previously fully escalated rents on the same office spaces.

At March 31, 2012, approximately 3.1% and 10.1% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2012. We estimated that the current market rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 10.1% and 1.8% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market rents on all our consolidated Manhattan and Suburban properties were approximately 10.5% and 3.0% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at both the Acquisitions ($10.1 million) and Same Store Properties ($1.3 million).  The increase in recoveries at the Same-Store Properties was primarily due to higher operating expense escalations ($0.5 million), higher real estate tax recoveries ($0.3 million) and electric reimbursements ($0.5 million).

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
Equity in net (loss) income of unconsolidated joint ventures	$(1.6)	$8.2	$(9.8)	(119.5)%
Investment and preferred equity income	26.3	64.7	(38.4)	59.4
Other income	10.4	7.2	3.2	44.4
Total	$35.1	$80.1	$45.0	56.2%

The decrease in equity in net income of unconsolidated joint ventures was primarily due to lower net income contributions from 280 Park Avenue ($6.4 million), 1515 Broadway, which we consolidated in April 2011, ($4.5 million), 3 Columbus Circle ($0.6 million), 141 Fifth Avenue, which was sold in February 2012, ($0.5 million) and 29 West 34th Street ($0.5 million). This was partially offset by higher net income contributions primarily from our investments in 100 Park Avenue ($0.7 million), 1552 Broadway ($1.3 million), and 717 Fifth Avenue ($1.5 million).  Occupancy at our joint venture properties was 94.9% at March 31, 2012 and 95.0% at March 31, 2011.  At March 31, 2012, approximately 2.1% and 10.5% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2012. We estimated that current market rents on these expected 2012 lease expirations at our Manhattan and Suburban joint venture properties were approximately 7.9% higher and 5.4% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income decreased during the current quarter.  In 2011, debt investments totaling $490.3 million (inclusive of the 280 Park Avenue transaction and repayment of the mezzanine portion on 666 Fifth Avenue) were sold or repaid resulting in the recognition of additional income of $46.2 million.  During the quarter, we originated or purchased $70.5 million of new debt investments at an average current yield of 8.7%. The weighted average investment balance outstanding and weighted average yield were $1.0 billion and 9.0%, respectively, for 2012 compared to $883.4 million and 7.4%, respectively, for 2011. As of March 31, 2012, the debt and preferred equity investments had a weighted average term to maturity of approximately 3.1 years.

The increase in other income was primarily due to a higher contribution from the Service Corporation ($1.5 million) and an increase in fee and other income ($1.7 million).

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
Operating expenses	$73.3	$60.3	$13.0	21.6%
Real estate taxes	51.5	40.0	11.5	28.8
Ground rent	8.8	7.8	1.0	12.8
Total	$133.6	$108.1	$25.5	23.6%

Same-Store Properties	$104.4	$101.9	$2.5	2.5%
Acquisitions	27.1	3.7	23.4	632.4
Other	2.1	2.5	(0.4)	(16.0)
Total	$133.6	$108.1	$25.5	23.4%

Same-Store Properties operating expenses increased approximately $2.5 million. There were increases in real estate taxes ($1.3 million), ground rent ($1.0 million), payroll costs ($0.9 million), repairs and maintenance ($0.4 million) and other expenses ($0.5 million).  This was partially offset by decreases in utilities ($1.6 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
Interest expense, net of interest income	$83.7	$68.1	$15.6	22.9%
Depreciation and amortization expense	77.1	63.5	13.6	21.4
Loan loss and other investment reserves, net of recoveries	0.6	(3.2)	3.8	118.8
Transaction related costs	1.2	2.4	(1.2)	(50.0)
Marketing, general and administrative expense	20.2	20.0	0.2	1.0
Total	$182.8	$150.8	$32.0	21.2%

The increase in interest expense was primarily attributable to the increase in investment activity inclusive of the acquisitions of 1515 Broadway ($4.8 million), 180 Maiden Lane ($1.8 million) and 110 East 42nd Street ($1.7 million) subject to mortgages encumbering these properties and refinancing of 521 Fifth Avenue in April 2011 ($0.5 million) and 919 Third Avenue in August 2011 ($3.4 million). The weighted average debt balance outstanding was $6.5 billion during the quarter ended March 31, 2012 compared to $5.5 billion during the quarter ended March 31, 2011.  The weighted average interest rate decreased from 4.97% for the quarter ended March 31, 2011 to 4.88% for the quarter ended March 31, 2012.

Loan loss and other investment reserves increased. We recorded $3.0 million in reserves and $2.4 million in recoveries in 2012 compared to $3.2 million in recoveries and no reserves in 2011.

Marketing, general and administrative expense represented 6.0% of total revenues in 2012 compared to 6.1% in 2011.

Liquidity and Capital Resources

We currently expect that our principal sources of funds to meet our short-term or long-term liquidity requirements for working capital and funds for acquisition and redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

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

Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2012 are as follows (in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Property mortgages and other loans	$39,712	$568,794	$648,900	$272,343	$558,411	$2,321,555	$4,409,715
Corporate obligations	—	—	98,578	357	674,814	897,582	1,671,331
Joint venture debt-our share	147,947	122,228	123,984	102,477	527,852	916,352	1,940,840
Total	$187,659	$691,022	$871,462	$375,177	$1,761,077	$4,135,489	$8,021,886

As of March 31, 2012, we had approximately $159.4 million of cash on hand, inclusive of approximately $25.7 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $133.7 million and $234.0 million at March 31, 2012 and 2011, respectively, representing a decrease of $100.3 million.  The decrease was a result of the following changes in cash flows (in thousands):

	Three months ended March 31,
	2012	2011	Increase (Decrease)

Net cash provided by operating activities	$56,831	$76,659	$(19,828)
Net cash (used in) provided by investing activities	$(294,192)	$34,149	$(328,341)
Net cash provided by (used in) financing activities	$232,834	$(209,629)	$442,463

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At March 31, 2012 our portfolio was 92.2% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2012, when compared to the three months ended March 31, 2011, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(135,558)
Capital expenditures and capitalized interest	(11,165)
Escrow cash-capital improvements/acquisition deposits	(47,508)
Joint venture investments	(74,334)
Distributions from joint ventures	(79,052)
Proceeds from sales of real estate/partial interest in property	23,088
Debt and preferred equity and other investments	(3,812)
Decrease in net cash provided by investing activities	$(328,341)

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $21.4 million for the three months ended March 31, 2011 compared to $32.6 million for the three months ended March 31, 2012. The increased capital expenditures relate primarily to costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from leasing activity.

We fund our investment activity through various sources including property-level financing, our 2011 revolving credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, asset sales and from time to time we issue common or preferred stock. During the three months ended March 31, 2012, when compared to the three months ended March 31, 2011, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(90,050)
Repayments under our debt obligations	476,154
Noncontrolling interests, contributions in excess of distributions	13,424
Other financing activities	95,001
Proceeds from issuance of common stock	(38,761)
Dividends and distributions paid	(13,305)
Increase in cash used in financing activities	$442,463

Capitalization

As of March 31, 2012, we had 88,854,562 general and limited partner common units, 3,050,542 limited partner common units held by persons other than the Company, 11,700,000 units of our 7.625% Series C cumulative redeemable preferred units, or Series C preferred units, and 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units, or Series D preferred units. In addition, we also had preferred limited partnership interests having aggregate liquidation preferences of $81.3 million held by persons other than the Company. Whenever SL Green issues common or preferred stock, the net proceeds received are contributed to us in exchange for an equivalent number of Operating Partnership units of a corresponding class.

In July 2011, we, along with SL Green, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. During the three months ended March 31, 2012, SL Green had sold 1.6 million shares of its common stock through the ATM program for aggregate gross proceeds of approximately $125.0 million ($123.1 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. Net proceeds from these offerings (approximately $123.1 million) were contributed to us in exchange for 1.6 million common partnership units. As of March 31, 2012, SL Green had $125.0 million available to issue under the ATM program.

Compensation Plans

All employees of SL Green are compensated through a subsidiary of SLGOP. SL Green’s employee and director compensation plans are described below. Under each plan, whenever SL Green issues common or preferred stock, we issue an equivalent number of Operating Partnership units of a corresponding class to SL Green.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, SL Green filed a registration statement with the SEC registering 3,500,000 shares of its common stock under its dividend reinvestment and stock purchase plan, or DRIP. The DRIP commenced on September 24, 2001.

During the three months ended March 31, 2012 and 2011, SL Green issued approximately 1.3 million shares and 11 shares of its common stock and received approximately $99.5 million and $1,000 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $99.5 million in proceeds received during the three months ended March 31, 2012 were contributed to us by SL Green in exchange for an equivalent number of common units. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  At March 31, 2012, approximately 4.1 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.2 million shares of SL Green’s common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2006 Long-Term Outperformance Compensation Program

In August 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011, the final vesting period. We recorded approximately $30,000 of compensation expense during the three months ended March 31, 2011 in connection with the 2006 Outperformance Plan. The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of September 30, 2011.

SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if SL Green’s aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  SL Green will not pay distributions on any LTIP Units until they are earned, at which time SL Green will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. In January 2011, SL Green’s compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In January 2012, the compensation committee determined that under the terms of the 2010 Long Term Compensation Plan, as of December 1, 2011, maximum performance had been achieved and, accordingly, approximately 385,583 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.9 million and $2.0 million during the three months ended March 31, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.

SL Green Realty Corp. 2011 Outperformance Plan

In August 2011, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85 million of LTIP Units in SLGOP based on SL Green’s total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a “performance pool” comprised of LTIP Units with a value equal to 10% of the amount, if any, by which SL Green’s total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

As of March 31, 2012, only 96.8% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 96.8% granted (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.2 million during the three months ended March 31, 2012 related to this program.

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

During the three months ended March 31, 2012, 5,425 phantom stock units were earned.  As of March 31, 2012, there were approximately 72,274 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended, and has been adopted by the board to enable our eligible employees to purchase SL Green’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of March 31, 2012, approximately 58,085 shares of our common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

Market Capitalization

At March 31, 2012, borrowings under our mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes and trust preferred securities and our share of joint venture debt represented 51.5% of SL Green’s combined market capitalization of approximately $15.6 billion (based on a common stock price of $77.55 per share, the closing price of SL Green’s common stock on the New York Stock Exchange on March 30, 2012).  Market capitalization includes our consolidated debt, SL Green common and preferred stock and the conversion of all our units of limited partnership interest into SL Green common stock, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2012 and December 31, 2011, respectively (dollars in thousands):

Debt Summary:	March 31, 2012	December 31, 2011
Balance
Fixed rate	$4,735,282	$4,802,009
Variable rate — hedged	38,486	30,000
Total fixed rate	4,773,768	4,832,009
Variable rate	919,386	911,162
Variable rate—supporting variable rate assets	387,892	351,325
Total variable rate	1,307,278	1,262,487
Total	$6,081,046	$6,094,496

Percent of Total Debt:
Total fixed rate	78.5%	79.3%
Variable rate	21.5%	20.7%
Total	100.0%	100.0%

Effective Interest Rate for the period:
Fixed rate	5.58%	5.99%
Variable rate	2.55%	2.16%
Effective interest rate	4.88%	4.87%

The variable rate debt shown above bears interest at an interest rate based on 30-day LIBOR (0.24% at both March 31, 2012 and 2011).  Our consolidated debt at March 31, 2012 had a weighted average term to maturity of approximately 5.7 years.

Certain of our debt and preferred equity investments, with a face amount of approximately $387.9 million, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at March 31, 2012.

Mortgage Financing

As of March 31, 2012, our total mortgage debt (excluding our share of joint venture debt of approximately $1.9 billion) consisted of approximately $3.5 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.71% and $937.3 million of variable rate debt with an effective weighted average interest rate of approximately 3.03%.

Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP.  At March 31, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of March 31, 2012, the facility fee was 35 basis points. At March 31, 2012, we had approximately $400.0 million of borrowings and outstanding letters of credit totaling approximately $50.5 million outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.0 billion.

The Company, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2011 revolving credit facility.  No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of March 31, 2012 and December 31, 2011, respectively (in thousands):

Issuance	March 31, 2012 Unpaid Principal Balance	March 31, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$18,003	$18,003	$119,423	3.000%	3.000%	20	March 30, 2027
June 27, 2005(3)(4)	357	357	657	4.000%	4.000%	20	June 15, 2025
March 16, 2010(5)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(5)	250,000	249,578	249,565	5.000%	5.031%	7	August 15, 2018
October 12, 2010(6)	345,000	280,001	277,629	3.000%	7.125%	7	October 15, 2017
March 31, 2006(3)	275,000	274,814	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004(3)	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$1,236,938	$1,171,331	$1,270,656

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)

In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of our common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are currently redeemable at our option. We may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized as of March 31, 2012.

(3)	Issued by ROP.

(4)

Exchangeable senior debentures which are currently callable at 100% of par.  In addition, the debentures can be put to Reckson, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the acquisition of all outstanding shares of common stock of Reckson Associates Realty Corp., or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of our common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the first quarter of 2012, we repurchased $300,000 of these bonds at par.

(5)	Issued by us, the Company and ROP, as co-obligors.
(6)

In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events, and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in equity.  As of March 31, 2012, approximately $65.0 million remained unamortized.

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

Restrictive Covenants

The terms of our 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and the dispose assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when we are in default, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2012 and December 31, 2011, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2012 would increase our annual interest cost by approximately $12.6 million and would increase our share of joint venture annual interest cost by approximately $4.6 million, respectively.

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

Approximately $4.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of March 31, 2012 ranged from LIBOR plus 90 basis points to LIBOR plus 301 basis points.

Contractual Obligations

Refer to our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations in 2012.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including joint ventures and debt and preferred equity investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance sheet arrangements are discussed in Note 5, “Debt and preferred equity Investments” and Note 6, “Investments in Unconsolidated Joint Ventures” in the accompanying consolidated financial statements.

Capital Expenditures

We estimate that for the nine months ending December 31, 2012, we will incur approximately $126.2 million of capital expenditures,  which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $36.5 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

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

Based on SL Green’s current annual dividend rate of $1.00 per share, it would pay approximately $89.6 million in dividends on an annual basis.  Before SL Green pays any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our revolving credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million and $0.1 million for the three months ended March 31, 2012 and 2011, respectively.  We paid Alliance approximately $3.5 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $11,700 and $25,600 for the three months ended March 31, 2012 and 2011, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $89,000 and $110,000 for the three months ended March 31, 2012 and 2011, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio.  The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2012.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2012.

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

•                          Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for most New York City properties.  Belmont has a terrorism coverage limit of $650 million in a layer in excess of $100.0 million.  In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•                          NBCR: Belmont has acted as a direct insurer of NBCR and since December 31, 2011, has provided coverage up to $750 million on our entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2011 revolving credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended December 31, 2011.  Our exposures to market risk have not changed materially since December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2012, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A-Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2012, we issued 289,705 units of limited partnership interest to certain members of senior management. We may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green common stock, on a one-for-one basis, pursuant to the Operating Partnership agreement.  The units were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

Whenever SL Green issues equity securities, it contributes the proceeds of such issuance to us in exchange for an equivalent number of units of limited partnership interest, on a private placement basis, pursuant to our operating partnership agreement.

In July 2011, we, along with SL Green, entered into “at-the-market” equity offering programs, or ATM programs, to sell an aggregate of $250 million of its common stock. Between January 1, 2012 and April 30, 2012, SL Green had sold and settled 2.4 million shares of its common stock through the ATM programs for aggregate proceeds of approximately $181.8 million ($179.0 million after related expenses). The net proceeds (approximately $179.0 million) were contributed to us in exchange for 2.4 million common partnership units. Of the 2.4 million common partnership units issued since January 1, 2012, approximately 1.6 million were issued during the three months ended March 31, 2012.  As of April 30, 2012, SL Green had $68.2 million available to issue under the ATM programs.  In the future, any time SL Green sells shares of its common stock pursuant to the ATM programs, the proceeds of such sales will be contributed to us in exchange for an equivalent number of common partnership units pursuant to our operating partnership agreement.

During the three months ended March 31, 2012, SL Green issued approximately 1.3 million shares of its common stock and received approximately $99.5 million in proceeds from dividend reinvestments and/or stock purchases under the DRIP. The proceeds were contributed to us in exchange for an equivalent number common partnership units pursuant to our operating partnership agreement.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.     EXHIBITS

(a)          Exhibits:

10.1

Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated January 31, 2012, incorporated by reference to the Operating Partnership’s Current Report on Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.

10.2

Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

10.3

Form of Award Agreement for granting awards under the SL Green Realty Corp. 2011 Long-Term Outperformance Plan Award Agreement, incorporated by reference to the SL Green’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.

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

101.1

The following financial statements from SL Green Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), tagged as blocks of text, filed herewith.**

**

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101.1 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Green Operating Partnership, L.P.
	By:	SL Green Realty Corp.

Dated: May 11, 2012	By:	/s/ James Mead
James Mead
Chief Financial Officer