Form 10-Q
period 2012-06-30
SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2012-08-10
CIK 1492869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                 .

Commission File Number: 33-167793-02

SL GREEN OPERATING PARTNERSHIP, L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3960938
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

As of July 31, 2012, 1,142,118 common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

SL GREEN OPERATING PARTNERSHIP, L.P.

PART I.                                                    FINANCIAL INFORMATION

ITEM 1.                                                     Financial Statements

SL Green Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands, except per unit data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,872,822	$2,684,626
Building and improvements	7,310,651	7,147,527
Building leasehold and improvements	1,316,523	1,302,790
Property under capital lease	12,208	12,208
	11,512,204	11,147,151
Less: accumulated depreciation	(1,269,979)	(1,136,603)
	10,242,225	10,010,548
Assets held for sale	91,574	76,562
Cash and cash equivalents	256,799	138,192
Restricted cash	138,493	86,584
Investment in marketable securities	23,502	25,323
Tenant and other receivables, net of allowance of $20,826 and $16,772 in 2012 and 2011, respectively	32,728	32,107
Related party receivables	7,793	4,001
Deferred rents receivable, net of allowance of $31,343 and $29,156 in 2012 and 2011, respectively	315,700	281,974
Debt and preferred equity investments, net of discount of $22,601 and $24,996 and allowance of $41,050 and $50,175 in 2012 and 2011, respectively	982,209	985,942
Investments in unconsolidated joint ventures	1,014,042	893,933
Deferred costs, net	249,147	210,786
Other assets	784,901	737,900
Total assets	$14,139,113	$13,483,852

Liabilities
Mortgages and other loans payable	$4,861,463	$4,314,741
Revolving credit facility	80,000	350,000
Senior unsecured notes	1,173,769	1,270,656
Accrued interest payable and other liabilities	114,003	126,135
Accounts payable and accrued expenses	140,910	142,428
Deferred revenue/gains	352,151	357,193
Capitalized lease obligation	17,148	17,112
Deferred land leases payable	18,721	18,495
Dividend and distributions payable	30,126	28,398
Security deposits	47,463	46,367
Liabilities related to assets held for sale	62,792	61,988
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	6,998,546	6,833,513

Commitments and contingencies	—	—
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	2,000	2,000
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at June 30, 2012	47,550	—

Capital
SLGOP partners’ capital:
Series C preferred units, 11,700 outstanding at both June 30, 2012 and December 31, 2011, respectively	274,022	274,022
Series D preferred units, 4,000 outstanding at June 30, 2012 and December 31, 2011, respectively	96,321	96,321
SL Green partners’ capital (934 and 885 general partner common units and 89,003 and 84,897 limited partner common units outstanding at June 30, 2012 and December 31, 2011, respectively)	6,107,899	5,714,856
Limited partner interests in Operating Partnership (3,486 and 2,765 limited partner common units outstanding at June 30, 2012 and December 31, 2011, respectively	152,679	114,497
Accumulated other comprehensive loss	(29,424)	(29,119)
Total SLGOP partners’ capital	6,601,497	6,170,577
Noncontrolling interests in other partnerships	489,520	477,762
Total capital	7,091,017	6,648,339
Total liabilities and capital	$14,139,113	$13,483,852

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues
Rental revenue, net	$267,691	$238,635	$528,505	$465,655
Escalation and reimbursement	41,584	34,994	83,247	65,269
Investment and preferred equity income	33,448	15,144	59,786	79,823
Other income	6,282	9,932	16,659	17,180
Total revenues	349,005	298,705	688,197	627,927
Expenses
Operating expenses (including approximately $4,729 and $8,188 (2012) and $3,498 and $6,613 (2011) paid to affiliates)	68,919	62,395	142,188	122,698
Real estate taxes	52,569	43,975	104,067	84,042
Ground rent	8,890	7,813	17,696	15,647
Interest expense, net of interest income	82,327	68,173	162,464	132,439
Amortization of deferred financing costs	3,553	2,684	7,133	6,483
Depreciation and amortization	77,812	65,539	154,895	129,036
Loan loss and other investment reserves, net of recoveries	—	1,280	564	(1,870)
Transaction related costs	1,970	1,217	3,121	3,651
Marketing, general and administrative	20,721	22,454	40,917	42,475
Total expenses	316,761	275,530	633,045	534,601

Income from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests and discontinued operations	32,244	23,175	55,152	93,326
Equity in net income from unconsolidated joint ventures	70,890	2,184	69,330	10,390
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	9,534	—	16,794	—
Purchase price fair value adjustment	—	475,102	—	488,890
Loss on investment in marketable securities	—	(6)	—	(133)
Depreciable real estate reserves, net of recoveries	5,789	—	5,789	—
Gain on early extinguishment of debt	—	971	—	971
Income from continuing operations	118,457	501,426	147,065	593,444
Net income (loss) from discontinued operations	—	1,676	(78)	3,549
Gain on sale of discontinued operations	—	46,085	6,627	46,085
Net income	118,457	549,187	153,614	643,078
Net income attributable to noncontrolling interests in other partnerships	(3,887)	(3,259)	(4,958)	(6,869)
Preferred units distributions	(565)	—	(962)	—
Net income attributable to SLGOP	114,005	545,928	147,694	636,209
Perpetual preferred unit distributions	(7,544)	(7,545)	(15,089)	(15,089)
Net income attributable to SLGOP common unitholders	$106,461	$538,383	$132,605	$621,120

Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$96,927	$15,520	$109,262	$82,596
Purchase price adjustment	—	475,102	—	488,890
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	9,534	—	16,794	—
Gain on sale of discontinued operations	—	46,085	6,627	46,085
Net income (loss) from discontinued operations	—	1,676	(78)	3,549
Net income	$106,461	$538,383	$132,605	$621,120

Basic earnings per unit:
Net income from continuing operations before discontinued operations	$1.05	$5.74	$1.20	$6.85
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.10	—	0.18	—
Gain on sale of discontinued operations	—	0.54	0.07	0.55
Net income from discontinued operations	—	0.02	—	0.04
Net income attributable to SLGOP common unitholders	$1.15	$6.30	$1.45	$7.44

Diluted earnings per unit:
Net income from continuing operations before discontinued operations	$1.04	$5.70	$1.20	$6.81
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.10	—	0.18	—
Gain on sale of discontinued operations	—	0.54	0.07	0.55
Net income from discontinued operations	—	0.02	—	0.04
Net income attributable to SLGOP common unitholders	$1.14	$6.26	$1.45	$7.40

Dividends per unit	$0.25	$0.10	$0.50	$0.20
Basic weighted average common units outstanding	92,982	85,490	91,386	83,490
Diluted weighted average common units and common unit equivalents outstanding	93,351	86,010	91,766	83,995

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Comprehensive Income

(Unaudited, and amounts in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$118,457	$549,187	$153,614	$643,078

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	(11)	(3,940)	303	(2,991)
SLGOP share of joint venture net unrealized gain (loss) on derivative instruments	(3,637)	888	(836)	3,389
Unrealized gain (loss) on marketable securities	(542)	(5,719)	228	566
Other comprehensive income (loss)	(4,190)	(8,771)	(305)	964

Comprehensive income	114,267	540,416	153,309	644,042

Comprehensive income attributable to noncontrolling interests	(4,452)	(3,259)	(5,920)	(6,869)

Comprehensive income attributable to SLGOP common unitholders	$109,815	$537,157	$147,389	$637,173

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
	Series C	Series D	General Partner		Limited Partners		Accumulated Other
	Preferred Units	Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at December 31, 2011	$274,022	$96,321	85,783	$5,714,856	2,765	$114,497	$(29,119)	$477,762	$6,648,339
Comprehensive Income:							(305)		(305)
Net income	11,151	3,938		128,296		4,309		4,958	152,652
Preferred distributions	(11,151)	(3,938)							(15,089)
Issuance of units					439	35,917			35,917
Redemption of units and DRIP proceeds			1,311	100,024	(7)	(483)			99,541
Deferred compensation plan & stock award, net			67	(10,614)	289				(10,614)
Amortization of deferred compensation plan				13,208					13,208
Contributions - net proceeds from common stock offering			2,640	201,307					201,307
Contributions - proceeds from stock options exercised			137	5,654					5,654
Distributions to noncontrolling interests								(11,999)	(11,999)
Consolidation of joint venture interest								18,799	18,799
Cash distribution declared ($0.50 per common unit, none of which represented a return of capital for federal income tax purposes)				(44,832)		(1,561)			(46,393)

Balance at June 30, 2012	$274,022	$96,321	89,938	$6,107,899	3,486	$152,679	$(29,424)	$489,520	$7,091,017

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Six Months Ended
	June 30,
	2012	2011
Operating Activities
Net income	$153,614	$643,078
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162,028	136,355
Depreciable real estate reserves, net of recoveries	(5,789)	—
Equity in net income from unconsolidated joint ventures	(69,330)	(10,390)
Equity in net gain on sale of interest in unconsolidated joint venture	(16,794)	—
Gain on sale of discontinued operations	(6,627)	(46,085)
Distributions of cumulative earnings from unconsolidated joint ventures	77,981	7,866
Purchase price fair value adjustment	—	(488,890)
Gain on sale of debt securities	—	(19,840)
Loan loss and other investment reserves, net of recoveries	564	(1,870)
Loss on investments in marketable securities	—	133
Gain on early extinguishment of debt	—	(971)
Deferred rents receivable	(37,318)	(44,343)
Other non-cash adjustments	3,759	3,774
Changes in operating assets and liabilities:
Restricted cash — operations	(7,104)	15,487
Tenant and other receivables	(5,006)	(841)
Related party receivables	(3,792)	1,157
Deferred lease costs	(28,549)	(14,534)
Other assets	(27,176)	5,169
Accounts payable, accrued expenses and other liabilities	9,609	(5,323)
Deferred revenue and land leases payable	(2,135)	(3,084)
Net cash provided by operating activities	197,935	176,848
Investing Activities
Acquisitions of real estate property	(248,468)	(331,972)
Additions to land, buildings and improvements	(76,585)	(57,442)
Escrowed cash — capital improvements/acquisition deposits	(65,030)	46,861
Investments in unconsolidated joint ventures	(131,820)	(60,321)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	44,172	102,089
Net proceeds from disposition of real estate/joint venture interest	26,099	150,893
Other investments	(31,206)	631
Debt and preferred equity and other investments, net of repayments/participations	(75,209)	84,528
Net cash used in investing activities	(558,047)	(64,733)
Financing Activities
Proceeds from mortgages and other loans payable	1,113,500	690,000
Repayments of mortgages and other loans payable	(472,288)	(744,873)
Proceeds from revolving credit facility and senior unsecured notes	468,339	725,079
Repayments of revolving credit facility and senior unsecured notes	(840,793)	(962,395)
Contributions of proceeds from stock options exercised and DRIP issuance	105,195	7,097
Contributions of net proceeds from sale of common stock	201,307	419,463
Purchases of treasury stock	(11,158)	(4,197)
Distributions to noncontrolling interests in other partnerships	(11,999)	(133,712)
Contributions from noncontrolling interests in other partnerships	18,799	—
Distributions to limited partners in the SLGOP	(1,561)	(382)
Distributions paid on common and preferred units	(59,155)	(31,662)
Deferred loan costs and capitalized lease obligation	(31,467)	(19,134)
Net cash provided by (used in) financing activities	478,719	(54,716)
Net increase in cash and cash equivalents	118,607	57,399
Cash and cash equivalents at beginning of period	138,192	332,830
Cash and cash equivalents at end of period	$256,799	$390,229

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

1.  Organization and Basis of Presentation

SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies, which is referred to as the Service Corporation, a consolidated variable interest entity. All of the management, leasing and construction services with respect to the properties which are wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by us.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to the “we,” “our” and “us” means SLGOP and all entities owned or controlled by SLGOP.

Substantially all of SL Green’s assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.  As of June 30, 2012, noncontrolling investors held, in the aggregate, a 3.7% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.  See Note 12, “Capital.”

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.

As of June 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,644,945	93.1%
	Unconsolidated properties	7	5,326,815	95.7%

Suburban	Consolidated properties	25	3,863,000	80.6%
	Unconsolidated properties	6	2,941,700	93.1%
		65	30,776,460	92.0%

(1)          The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in 13 stand-alone retail properties encompassing approximately 398,686 square feet, eight development properties encompassing approximately 2,614,996 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet) and two land interests as of June 30, 2012.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet. As of June 30, 2012, we also held $982.2 million in debt and preferred equity investments.

Partnership Agreement

In accordance with our partnership agreement, or the Operating Partnership agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners. As the managing general partner of the Operating Partnership, SL Green is required to take such reasonable efforts, as determined by it in its sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by the Company to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership agreement, each limited partner has the right to cause the Operating Partnership to redeem units of limited partnership interests for cash, or if the Company so elects, shares of SL Green’s common stock on a one-for-one basis.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of SLGOP at June 30, 2012, and the results of operations for the periods presented have been included.  The 2012 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt and preferred equity investments.  See Notes 5, “Debt and Preferred Equity Investments” and 6, “Investment in Unconsolidated Joint Ventures.” All significant intercompany balances and transactions have been eliminated.

The Financial Accounting Standards Board, or FASB, guidance for determining whether an entity is a variable interest entity, or VIE, requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of capital in the consolidated balance sheet and modified the presentation of net income by requiring earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

We assess the accounting treatment for each joint venture and debt and preferred equity investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we or our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indicators that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of one of our equity investments. In June 2012, we reversed this entire impairment charge. See Note 6, “Investments in Unconsolidated Joint Ventures.” No

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

impairment charge was recorded during the three or six months ended June 30, 2012 and 2011. We do not believe that the value of any of our consolidated properties or equity investments was impaired at June 30, 2012 and December 31, 2011.

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

We recognized an increase of approximately $2.7 million, $4.9 million, $5.1 million, $12.3 million in rental revenue for the three and six months ended June 30, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized an increase/(reduction) in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.6 million, $0.6 million, $(1.7) million and $(3.0) million for the three and six months ended June 30, 2012 and 2011, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	June 30, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$733,250	$673,495
Accumulated amortization	(233,003)	(193,442)
Net	$500,247	$480,053

Identified intangible liabilities (included in deferred revenue):
Gross amount	$656,441	$622,029
Accumulated amortization	(327,986)	(290,893)
Net	$328,455	$331,136

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

We determined the fair value of our current investments in marketable securities using Level 1, Level 2 and Level 3 inputs. Additionally, we determined the valuation allowance for loan losses based on Level 3 inputs. See Note 5, “Debt and Preferred Equity Investments.”

The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on Level 3 inputs. We estimate fair values based on cash flow projections utilizing appropriate discount and/or capitalization rates and available market information.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

We determine impairment in real estate investments and debt and preferred equity investments, including intangibles, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

•                  Cash and cash equivalents, restricted cash, accounts receivable and accounts payable and accrued expenses, and other assets and liabilities:  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities reported in our consolidated balance sheets approximates fair value due to the short-term nature of these instruments.

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

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at June 30, 2012 is approximately $7.3 million in net unrealized gains related to marketable securities.

The cost of bonds and marketable securities sold is determined using the specific identification method.

At June 30, 2012 and December 31, 2011, we held the following marketable securities (amounts in thousands):

	June 30,	December 31,
	2012	2011
Level 1 — Equity marketable securities	$8,065	$8,065
Level 2 — Commercial mortgage-backed securities	11,636	13,369
Level 3 — Rake bonds	3,801	3,889
Total marketable securities available-for-sale	$23,502	$25,323

The cost basis of the Level 3 securities was $3.8 million at June 30, 2012 and $3.9 million at December 31, 2011. There were no sales of Level 3 securities during the six months ended June 30, 2012. The Level 3 securities mature at various times through 2030.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge off. We recorded loan loss reserves of zero, $3.0 million, $2.5 million and $2.5 million on investments being held to maturity during the three and six months ended June 30, 2012 and 2011, respectively.  We also recorded recoveries of approximately zero, $2.4 million, $1.2 million and $4.4 million during the three and six months ended June 30, 2012 and 2011, respectively, in connection with the sale of investments. This is included in Loan loss and other investment reserves, net of recoveries in the accompanying Consolidated Statements of Income.

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

Pursuant to amendments to the Code that became effective January 1, 2001, SL Green has elected, and may in the future elect, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRS. In general, a TRS of SL Green may perform non-customary services for its tenants, hold assets that SL Green cannot hold directly and generally may engage in any real estate or non-real estate related business. SL Green’s TRSs, which are consolidated into SLGOP, generate income, resulting in Federal income tax liability for these entities.  SL Green’s TRSs did not record any Federal, state and local tax provision during either

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

of the six months ended June 30, 2012 and 2011, respectively, and made estimated tax payments of zero and $0.1 million during the six months ended June 30, 2012 and 2011, respectively.

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

Stock-Based Employee Compensation Plans

SL Green has a stock-based employee compensation plan, described more fully in Note 12, “Capital.” All employees of SL Green are compensated through a subsidiary of SLGOP. SL Green’s employee and director compensation plans are described below. Under each plan, whenever SL Green issues common or preferred stock, we issue an equivalent number of operating partnership units of a corresponding class to SL Green.

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

Awards can also be made in the form of a separate series of our units of limited partnership interest called long-term incentive plan units, or LTIP units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, are valued by reference to the value of SL Green’s common stock at the time of grant, and are subject to such conditions and restrictions as SL Green’s compensation committee may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

Earnings per Unit

We present both basic and diluted earnings per unit, or EPU. Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common stock. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.  The dilutive effect of the outstanding nonvested shares of SL Green common stock, or nonvested shares, and restricted stock units, or RSUs, that have not yet been granted but are contingently issuable under SL Green’s share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. See Note 5, “Debt and Preferred Equity Investments.” We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than three tenants who account for approximately 7.4%, 6.9% and 6.0% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 1.9% of our annualized cash rent, including our share of joint venture annualized cash rent at June 30, 2012. Approximately 9%, 5%, 6% and 6% of our annualized cash rent, including our share of joint venture annualized cash rent, was attributable to 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas and One Madison Avenue, respectively, for the three months ended June 30, 2012.  In addition, two debt and preferred equity investments accounted for more than 10.0% of the income earned on debt and preferred equity investments during the three months ended June 30, 2012.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance was effective as of the first quarter of 2012 and its adoption did not have a material effect on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income in the financial statements. The standard gives businesses two options for presenting other comprehensive income, or OCI, which previously had been included within the statement of capital. An OCI statement may be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses may have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the presentation of OCI became effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance and presented a separate Statement of Comprehensive Income in our consolidated financial statements. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision expected in 2012.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

3.  Property Acquisitions

2012 Acquisitions

In June 2012, we acquired a 215,000 square foot mixed-use office and retail building at 304 Park Avenue South for $135.0 million. The property was acquired with approximately $102.0 million in cash and $33.0 million in our units of limited partnership interest. We are currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

In October 2011, we formed a joint venture with Stonehenge Partners and, in January 2012, we acquired five retail and two multifamily properties in Manhattan for $193.1 million, inclusive of the issuance of $47.6 million aggregate liquidation preference of our 4.5% Series G preferred units of limited partnership interest. Simultaneous with the closing, we financed the residential component, which encompasses 385 units and 488,000 square feet, with an aggregate 12-year $100.0 million fixed rate mortgage which bears interest at 4.125% and one of the retail properties was financed with a 5-year $8.5 million mortgage. We hold an 80% interest in this joint venture which we consolidate as it is a VIE and we have been designated as the primary beneficiary.

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (amounts in thousands):

Stonehenge Properties
(Preliminary)
Land	$65,723
Building	122,049
Above market lease value	598
Acquired in-place leases	9,038
Other assets, net of other liabilities	2,278
Assets acquired	199,686

Fair value adjustment to mortgage note payable	—
Below market lease value	6,578
Liabilities assumed	6,578

Purchase price allocation	$193,108

Net consideration funded by us at closing	$78,121
Equity and/or debt investment held	$—
Debt assumed	$—

2011 Acquisitions

In November 2011, we acquired all of the interests in 51 East 42nd Street, a 142,000 square-foot office building for approximately $80.0 million, inclusive of the issuance of $2.0 million aggregate liquidation preference of our 6.0% Series H preferred units of limited partnership interest in the Operating Partnership.

In November 2011, we, along with The Moinian Group, formed a joint venture to recapitalize 180 Maiden Lane, a fully-leased, 1.1 million-square-foot Class A office tower. The consideration for our 49.9 percent stake in the joint venture included $41.0 million in cash and our units of limited partnership interest valued at $31.7 million. In connection with the issuance of these units of limited partnership, we recorded an $8.3 million fair value adjustment due to changes in SL Green’s stock price. Simultaneous with the closing of the recapitalization, the joint venture refinanced the existing $344.2 million indebtedness with a five-year $280-million mortgage. We consolidate this joint venture due to the control we exert over leasing activities at the property. We consolidate this joint venture as it is a VIE and we have been designated as the primary beneficiary.

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

In April 2011, we purchased SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ’s, 31.5% economic interest in 1515 Broadway, thereby consolidating full ownership of the 1,750,000 square foot building. The transaction valued the

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

consolidated interests at $1.23 billion. This valuation was based on a negotiated sales agreement and took into consideration such factors as whether this was a distressed sale and whether a minority discount was warranted. We acquired the interest subject to the $458.8 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $475.1 million upon the closing of this transaction. This property, which we initially acquired in May 2002, was previously accounted for as an investment in unconsolidated joint ventures.

In January 2011, we purchased City Investment Fund, or CIF’s, 49.9% interest in 521 Fifth Avenue, thereby assuming full ownership of the 460,000 square foot building. The transaction valued the consolidated interests at approximately $245.7 million, excluding $4.5 million of cash and other assets acquired. We acquired the interest subject to the $140.0 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $13.8 million upon the closing of this transaction. In April 2011, we refinanced the property with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR. In connection with that refinancing, we acquired the fee interest in the property for $15.0 million.

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2011 acquisitions (amounts in thousands):

	51 East 42nd Street	180 Maiden Lane	110 East 42nd Street	1515 Broadway	521 Fifth Avenue

Land	$44,095	$191,523	$34,000	$462,700	$110,100
Building	33,470	233,230	46,411	707,938	146,686
Above market lease value	5,616	7,944	823	18,298	3,318
Acquired in-place leases	4,333	29,948	5,396	98,661	23,016
Other assets, net of other liabilities	—	—	—	27,127	—
Assets acquired	87,514	462,645	86,630	1,314,724	283,120

Fair value adjustment to mortgage note payable	—	—	—	(3,693)	—
Below market lease value	7,514	20,320	2,326	84,417	25,977
Liabilities assumed	7,514	20,320	2,326	80,724	25,977

Purchase price allocation	$80,000	$442,325	$84,304	$1,234,000	$257,143

Net consideration funded by us at closing	$81,632	$81,835	$2,744	$259,228	$70,000
Equity and/or debt investment held	—	—	$16,000	$40,942	$41,432
Debt assumed	$—	$—	$65,000	$458,767	$140,000

4.  Property Dispositions and Assets Held for Sale

An entity that holds the property which served as collateral for our loan position, which is collateralized by a property in London, was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet at June 30, 2012.

In February 2012, we sold our leased fee interest at 292 Madison Avenue for $85.0 million. We recognized a gain of $6.6 million on the sale.

In May 2011, we sold our property located at 28 West 44th Street for $161.0 million. The property is approximately 359,000 square feet. We recognized a gain of $46.1 million on the sale.

Discontinued operations included the results of operations of real estate assets sold prior to June 30, 2012. This included 28 West 44th Street, which was sold in May 2011, and 292 Madison Avenue, which was sold in February 2012.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The following table summarizes income from discontinued operations for the three and six months ended June 30, 2012 and 2011, respectively (amounts in thousands).

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Revenues
Rental revenue	$—	$3,194	$516	$8,735
Escalation and reimbursement revenues	—	219	—	873
Other income	—	56	—	60
Total revenues	—	3,469	516	9,668
Operating expense	—	498	(3)	1,645
Real estate taxes	—	188	—	1,034
Interest expense, net of interest income	—	1,101	597	2,604
Amortization of deferred financing costs	—	6	—	160
Depreciation and amortization	—	—	—	676
Total expenses	—	1,793	594	6,119
Net income (loss) from discontinued operations	$—	$1,676	$(78)	$3,549

5.  Debt and Preferred Equity Investments

During the six months ended June 30, 2012 and 2011, our debt and preferred equity investments (net of discounts) increased approximately $159.1 million and $162.9 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded approximately $162.8 million and $544.3 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

As of June 30, 2012 and December 31, 2011, we held the following debt investments with an aggregate weighted average current yield of approximately 9.53% (amounts in thousands):

Loan Type	June 30, 2012 Senior Financing	June 30, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Maturity Date
Other Loan	$15,000	$3,500	$3,500	September 2021
Mortgage/Mezzanine Loan(1)	1,109,000	108,549	108,817	March 2017
Mezzanine Loan	165,000	70,864	40,375	November 2016
Junior Participation	133,000	49,000	49,000	June 2016
Mortgage/ Mezzanine Loan	170,397	46,452	46,416	May 2016
Mezzanine Loan	177,000	16,500	17,112	May 2016
Mezzanine Loan	205,000	65,095	64,973	February 2016
Junior Participation(2)(4)	—	—	8,725	—
Junior Participation(3)(4)	—	—	11,000	—
Total fixed rate	$1,974,397	$359,960	$349,918
Mezzanine Loan(5)	$81,000	$34,940	$34,940	October 2016
Mezzanine Loan	55,000	35,000	35,000	July 2016
Mortgage/ Mezzanine Loan	—	36,700	—	February 2015
Mezzanine Loan	45,000	10,000	10,000	January 2015
Mezzanine Loan	170,000	60,000	60,000	August 2014
Mezzanine Loan	62,500	37,500	—	July 2014
Mezzanine Loan(6)	75,000	7,650	7,650	July 2013
Junior Participation(4)	60,250	10,875	10,875	June 2013
Mortgage(7)	28,500	3,000	3,000	February 2013
Mezzanine Loan(8)	796,693	8,392	8,392	August 2012
Mezzanine Loan(9)	467,000	49,900	30,747	July 2012
Mortgage(10)	—	—	86,339	June 2012
Other Loan	—	—	3,196	—
Total floating rate	$1,840,943	$293,957	$290,139
Total	3,815,340	653,917	640,057
Loan loss reserve(4)	—	(7,000)	(19,125)	—
	$3,815,340	$646,917	$620,932

(1)	Interest is added to the principal balance for this accrual only loan.
(2)	This loan was in default and on non-accrual status. We sold our interest in the loan in February 2012 and recovered $0.4 million against the reserve on this loan.
(3)	In March 2012, we sold our interest in this loan and recovered $2.0 million against the reserve on this loan.
(4)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

(5)	As of June 30, 2012, we were committed to fund an additional $15.0 million in connection with this loan.
(6)

In November 2011, we entered into a loan participation agreement in the amount of $7.4 million on a $15.0 million mortgage. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheet.

(7)

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

(8)

In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity. See note 4 to the next table. In June 2012, we acquired an additional 38.6% participation interest in this mezzanine loan. As a result of this acquisition, we have complete control over this position and can, therefore, control any restructuring. This mezzanine loan is on non-accrual status as of January 2012.

(9)

As a result of the acquisition of the remaining 50% interest in November 2011 in the joint venture which held an investment in a debt position on the property located at 450 West 33rd Street, we have reclassified our investment as a debt investment. See Note 6, “Investments in Unconsolidated Joint Ventures”. This investment was repaid in full at maturity.

(10)

We hold an 88% interest in the consolidated joint venture that acquired this loan. This investment is denominated in British Pounds. This loan was not repaid on its maturity date and was placed in receivership. The entity that holds the property which served as collateral for our loan position was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet at June 30, 2012.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Preferred Equity Investments

As of June 30, 2012 and December 31, 2011, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 11.14% (amounts in thousands):

Type	June 30, 2012 Senior Financing	June 30, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)	$926,260	$206,931	$203,080	July 2016
Preferred equity(1)(2)	56,935	16,042	—	April 2016
Preferred equity(1)(3)(4)	480,000	95,653	141,980	July 2014
Preferred equity(1)(5)	974,673	50,716	51,000	August 2012
Loan loss reserve(6)	—	(34,050)	(31,050)	—
	$2,437,868	$335,292	$365,010

(1)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(2)	We are committed to fund an additional $10.0 million on this loan. As of June 30, 2012, we had funded $0.8 million of this commitment.
(3)	This is a fixed rate investment.
(4)

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

(5)

This investment is on non-accrual status. In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity in 2011. See Note 7 to the prior table. In June 2012, we acquired 100% of the interests in the most senior preferred equity position.

(6)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

The following table is a rollforward of our total loan loss reserves at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Balance at beginning of year	$50,175	$61,361
Expensed	3,000	10,875
Recoveries	(2,436)	(4,370)
Charge-offs	(9,689)	(17,691)
Balance at end of period	$41,050	$50,175

At June 30, 2012 and December 31, 2011, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at June 30, 2012 and December 31, 2011 comprising commercial real estate, which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $119.9 million at June 30, 2012 and $108.7 million at December 31, 2011. The nonaccrual balance of financing receivables at June 30, 2012 and December 31, 2011 was $25.1 million and $102.6 million, respectively. No financing receivables were 90 days past due at June 30, 2012. The recorded investment for financing receivables past due 90 days associated with two financing receivables was $17.3 million at December 31, 2011. All financing receivables are individually evaluated for impairment.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The following table presents impaired loans, which may include non-accrual loans, as of June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

	June 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$106,623	$83,378	$—
With an allowance recorded:
Commercial real estate	66,112	61,466	41,050	86,121	81,475	50,175

Total	$66,112	$61,466	$41,050	$192,744	$164,853	$50,175

The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the three and six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011

Average recorded investment in impaired loans	$69,932	$201,991	$74,935	$223,376

Investment and preferred equity income recognized	2,333	1,551	3,895	6,361

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, a fund managed by JP Morgan Investment Management, or JP Morgan, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, as well as private investors. All the investments below are voting interest entities, except for 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these two VIEs was $167.2 million and, $161.9 million at June 30, 2012 and December 31, 2011, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where we or our partner are involved in some or all of the following: approving the annual budget, receiving a detailed monthly reporting package from us, meeting with us on a quarterly basis to review the results of the joint venture, reviewing and approving the joint venture’s tax return before filing, and approving all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The table below provides general information on each of our joint ventures as of June 30, 2012 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price($)(1)

100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	22,400
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	4,400
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	30,000
717 Fifth Avenue(10)	Sutton/Nakash	10.92%	10.92%	120	09/06	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	12/06	285,000
One Court Square(9)	JP Morgan	30.00%	30.00%	1,402	01/07	533,500
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	107,500
The Meadows(2)	Onyx	50.00%	50.00%	582	09/07	111,500
388 and 390 Greenwich Street(3)	SITQ	50.60%	50.60%	2,600	12/07	1,575,000
180/182 Broadway(4)	Harel/Sutton	25.50%	25.50%	71	02/08	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	193,000
11 West 34th Street(5)	Private Investor/Sutton	30.00%	30.00%	17	12/10	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	4,000
3 Columbus Circle(6)	Moinian	48.90%	48.90%	769	01/11	500,000
280 Park Avenue(7)	Vornado	50.00%	50.00%	1,237	03/11	400,000
1552-1560 Broadway(8)	Sutton	50.00%	50.00%	49	08/11	136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	01/12	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	02/12	252,500

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009. We recorded a $2.8 million depreciable real estate reserve in 2010 against this joint venture investment.

(3)	The property is subject to a 13-year triple-net lease arrangement with a single tenant. The lease commenced in 2007.
(4)

In December 2010, our 180-182 Broadway joint venture with Jeff Sutton announced an agreement with Pace University to convey a long-term ground lease condominium interest to Pace University for 20 floors of student housing. The joint venture also admitted Harel, which contributed $28.1 million to the joint venture, for a 49% partnership interest. In August 2011, the joint venture sold the property located at 63 Nassau Street for $2.8 million.

(5)

In December 2010, our $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in our recognition of additional income of approximately $1.1 million. Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30 percent interest. The property is subject to a long-term net lease arrangement.

(6)

We issued 306,296 operating partnership units in connection with this investment. We have committed to fund an additional $47.5 million to the joint venture, of which $33.0 million has been funded as of June 30, 2012. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which was bearing interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011.

(7)

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

(8)

In connection with this acquisition, the joint venture also acquired a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway. The purchase price relates only to the purchase of the 1552 Broadway interest which comprises 13,045 square feet. In May 2012, we, along with Sutton, acquired the property at 155 West 46th Street for $8.4 million. This property is adjacent to 1552 and 1560 Broadway.

(9)

In November 2011, we, along with our joint venture partner, reached an agreement to sell One Court Square to a private investor group for approximately $475.6 million. The transaction included $315.0 million of existing debt, which will be assumed by the purchaser. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of this investment. This entire impairment charge was reversed in June 2012. On subsequent dates in 2012, the closing date was extended and the purchase price was increased to $481.1 million. This transaction closed on July 18, 2012.

(10)

In June 2012, this retail condominium was recapitalized. The recapitalization triggered a promote which resulted in a reduction of our economic interest. In addition, we sold 50% of our remaining interest at a property valuation of $617.6 million. We recognized $67.9 million of additional cash income, equivalent to profit, due to the distribution of refinancing proceeds and a gain on sale of $3.0 million.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

In April 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 379 Broadway for $48.5 million, inclusive of the fee position which was acquired for $13.5 million. We recognized a gain on sale of this investment of $6.5 million.

In March 2012, we, along with our joint venture partner, Jeff Sutton, sold the property located at 141 Fifth Avenue for $46.0 million. We recognized a gain on sale of this investment of $7.3 million.

In November 2011, we acquired the remaining 50% interest in the joint venture which held an investment in a debt position on the property located at 450 West 33rd Street. As we own 100% of this investment, we have reclassified it and recorded it as a debt investment. See Note 5, “Debt and Preferred Equity Investments.”

In August 2011, we sold our 10% interest in the joint venture that held 1551-1555 Broadway for approximately $9.7 million. We recognized a gain of $4.0 million on the sale.

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loan payable collateralized by the respective joint venture properties and assignment of leases at June 30, 2012 and December 31, 2011, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	June 30, 2012	December 31, 2011
717 Fifth Avenue(9)	06/2024	9.00%	$290,000	$—
717 Fifth Avenue(9)	07/2022	4.45%	300,000	—
388 and 390 Greenwich Street(2)	12/2017	5.19%	1,106,756	1,106,757
800 Third Avenue	08/2017	6.00%	20,910	20,910
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
1745 Broadway	01/2017	5.68%	340,000	340,000
21 West 34th Street	12/2016	5.76%	100,000	100,000
280 Park Avenue	06/2016	6.57%	710,000	710,000
11 West 34th Street	01/2016	4.82%	17,628	17,761
One Court Square	09/2015	4.91%	315,000	315,000
7 Renaissance	02/2015	10.00%	856	—
100 Park Avenue	09/2014	6.64%	213,476	214,625
1604-1610 Broadway(3)	04/2012	5.66%	27,000	27,000
141 Fifth Avenue	—	—	—	25,000
Total fixed rate debt			$3,605,376	$3,040,803
388 and 390 Greenwich Street(2)	12/2017	1.41%	$31,622	$31,622
600 Lexington Avenue	10/2017	2.48%	125,000	125,000
10 East 53rd Street	02/2017	2.74%	125,000	—
724 Fifth Avenue	01/2017	2.59%	120,000	—
Other loan payable	06/2016	1.14%	30,000	30,000
3 Columbus Circle(4)	04/2016	2.58%	251,120	254,896
747 Madison Avenue	10/2014	3.00%	33,125	33,125
180/182 Broadway(5)	12/2013	2.99%	53,082	30,722
16 Court Street	10/2013	2.74%	85,290	85,728
1552 Broadway(6)	08/2013	3.24%	98,321	95,405
27-29 West 34th Street(7)	05/2013	2.24%	53,650	53,900
The Meadows(8)	09/2012	1.61%	83,517	84,698
717 Fifth Avenue(9)	—	—	—	245,000
379 West Broadway(10)	—	—	—	20,991
Total floating rate debt			$1,089,727	$1,091,087

Total mortgages and other loan payable			$4,695,103	$4,131,890

(1)	Interest rate represents the effective weighted average interest rate for the quarter ended June 30, 2012.
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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

(3)	This loan went into default in November 2009 due to the non-payment of debt service. The joint venture is in discussions with the special servicer to resolve this default.
(4)

We provided 50% of a bridge loan to this joint venture. In April 2011, our joint venture with The Moinian Group which owns the property located at 3 Columbus Circle, New York, refinanced the bridge loan and replaced it with a $260.0 million 5-year mortgage with the Bank of China, which carries a floating rate of interest of 210 basis points over the 30-day LIBOR, at which point SL Green and Deutsche Bank’s bridge loan was repaid. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata obligation under the master lease.

(5)	This loan has a committed amount of $90.0 million.
(6)	This loan has a committed amount of $125.0 million.
(7)	In April 2012, this loan was extended by 1-year.
(8)	This loan has a committed amount of $91.2 million.
(9)	This loan was repaid in June 2012 and was replaced with a $300 million mortgage and a $290 million mezzanine loan. See Note 10 to the prior table.
(10)	This property was sold in April 2012 and the mortgage was repaid at a discount.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.4 million, $5.6 million, $2.3 million and $5.7 million from these services for the three and six months ended June 30, 2012 and 2011, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at June 30, 2012 and December 31, 2011, are as follows (amounts in thousands):

	June 30, 2012	December 31, 2011
Assets
Commercial real estate property, net	$6,153,652	$5,699,113
Other assets	668,567	599,596

Total assets	$6,822,219	$6,298,709

Liabilities and members’ equity
Mortgages and other loan payable	$4,695,103	$4,131,890
Other liabilities	271,289	250,925
Members’ equity	1,855,827	1,915,894
Total liabilities and members’ equity	$6,822,219	$6,298,709
Company’s net investment in unconsolidated joint ventures	$1,014,042	$893,933

The combined statements of income for the unconsolidated joint ventures, from acquisition date through June 30, 2012 and 2011 are as follows (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$124,418	$113,792	$244,466	$237,352
Operating expenses	16,949	16,080	34,633	36,681
Real estate taxes	12,483	12,290	25,857	25,740
Interest expense, net of interest income	53,506	53,587	110,141	101,224
Depreciation and amortization	35,724	33,865	72,507	65,589
Transaction related costs	90	752	358	817
Total expenses	118,752	116,574	243,496	230,051
Net income(loss)	$5,666	$(2,782)	$970	$7,301
Company’s equity in net income of unconsolidated joint ventures	$70,890	$2,184	$69,330	$10,390

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The 2012 equity in net income of unconsolidated joint ventures includes $67.9 million of additional income due to the distribution of refinancing proceeds from the recapitalization of 717 Fifth Avenue.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At June 30, 2012, we held 3.2 million shares, or approximately 6.3% of Gramercy’s common stock.  Our total investment of approximately $8.1 million is based on the market value of our common stock investment in Gramercy at June 30, 2012.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

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

Marc Holliday, the chief executive officer of our general partner, remains a board member of Gramercy.

7.  Deferred Costs

Deferred costs at June 30, 2012 and December 31, 2011 consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Deferred financing	$145,689	$113,620
Deferred leasing	262,447	238,394
	408,136	352,014
Less accumulated amortization	(158,989)	(141,228)
Deferred costs, net	$249,147	$210,786

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at June 30, 2012 and December 31, 2011, respectively, were as follows (amounts in thousands):

Property(1)	Maturity Date	Interest Rate(2)	June 30, 2012	December 31, 2011
400 East 57th Street	02/2024	4.13%	$70,000	$—
400 East 58th Street	02/2024	4.13%	30,000	—
919 Third Avenue(3)	06/2023	5.12%	500,000	500,000
100 Church	07/2022	4.68%	230,000	—
One Madison Avenue	05/2020	5.91%	617,353	626,740
Other loan payable(4)	09/2019	8.00%	50,000	50,000
885 Third Avenue	07/2017	6.26%	267,650	267,650
110 East 42nd Street(5)	07/2017	5.81%	65,000	65,000
2 Herald Square	04/2017	5.36%	191,250	191,250
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
300 Main Street	02/2017	5.75%	11,500	11,500
762 Madison Avenue	02/2017	3.75%	8,448	—
Landmark Square	12/2016	4.00%	85,250	86,000
420 Lexington Avenue(6)	09/2016	7.15%	186,107	187,182
500 West Putnam	01/2016	5.52%	24,315	24,563
625 Madison Avenue	11/2015	7.22%	127,462	129,098
711 Third Avenue	06/2015	4.99%	120,000	120,000
125 Park Avenue	10/2014	5.75%	146,250	146,250
609 Partners, LLC(7)	07/2014	5.00%	23	31,721
220 East 42nd Street	11/2013	5.25%	188,197	190,431
609 Fifth Avenue	10/2013	5.85%	94,167	94,963
673 First Avenue	02/2013	5.67%	29,451	29,906
292 Madison Avenue(8)			—	59,099
Total fixed rate debt			$3,662,423	$3,431,353
1515 Broadway(9)	04/2018	3.60%	$773,726	$450,363
180 Maiden Lane(10)	11/2016	2.60%	275,314	279,332
Other loan payable(11)	06/2013	3.51%	62,792	62,792
521 Fifth Avenue(12)	04/2013	2.24%	150,000	150,000
Total floating rate debt			$1,261,832	$942,487
Total mortgages and other loans payable			$4,924,255	$4,373,840

(1)	Held in bankruptcy remote special purpose entity.
(2)	Effective contractual interest rate for the quarter ended June 30, 2012.
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
(7)

As part of an acquisition, we issued 63.9 million units of our 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of June 30, 2012, 63.8 million Series E units had been redeemed.

(8)	This property was sold in February 2012 and the related mortgage, which was included in Liabilities related to assets held for sale, was assumed by the purchaser.
(9)

We acquired the remaining interest in this joint venture in April 2011. As a result, we have consolidated this investment since April 2011. In April 2012, we refinanced the $447.2 million mortgage that was due in December 2014 with a $775.0 million 7-year mortgage which carries interest at the rate equal to the greater of (a) 285 basis points over 90-day LIBOR or (b) 3.6% per annum.

(10)

In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata obligation under the master lease.

(11)

This loan bears interest at 250 basis points over the three month GBP LIBOR. This loan is denominated in British Pounds. This loan was included in Liabilities related to assets held for sale on the consolidated balance sheet at June 30, 2012.

(12)

We assumed a $140.0 million mortgage in connection with the acquisition of the remaining partnership interest in January 2011. As a result, we have consolidated this investment since January 2011. The mortgage was scheduled to mature in April 2011. In April 2011, we refinanced

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

the property with a new $150.0 million 2-year mortgage which carries a floating rate of interest of 200 basis points over the 30-day LIBOR.

At June 30, 2012 and December 31, 2011, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $7.7 billion and $7.4 billion, respectively.

9.  Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP.  At June 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP. As of June 30, 2012, the facility fee was 35 basis points. At June 30, 2012, we had approximately $80.0 million of borrowings and $109.3 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.3 billion.

We, the Company and ROP are all borrowers jointly and severally obligated under the 2011 revolving credit facility.  No other subsidiary of ours is an obligor under the 2011 revolving credit facility.

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

Issuance	June 30, 2012 Unpaid Principal Balance	June 30, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$18,003	$18,003	$119,423	3.000%	3.000%	20	March 30, 2027
June 27, 2005(3)(4)	357	357	657	4.000%	4.000%	20	June 15, 2025
March 16, 2010(5)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(5)	250,000	249,593	249,565	5.000%	5.031%	7	August 15, 2018
October 12, 2010(6)	345,000	282,414	277,629	3.000%	7.125%	7	October 15, 2017
March 31, 2006(3)	275,000	274,824	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004(3)	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$1,236,938	$1,173,769	$1,270,656

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

(2)

In March 2007, we issued $750.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green’s common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are currently redeemable at our option. We may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in capital and was fully amortized as of March 31, 2012.

(3)	Issued by ROP.
(4)

Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the six months ended June 30, 2012, we repurchased $300,000 of these bonds at par.

(5)	Issued by us, the Company and ROP, as co-obligors.
(6)

In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in capital. As of June 30, 2012, approximately $62.6 million remained unamortized.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we and SL Green issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is our wholly-owned subsidiary.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Interest payments may be deferred for a period of up to eight consecutive quarters if we exercise our right to defer such payments.  The trust preferred securities are redeemable at our option, in whole or in part, with no prepayment premium.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, 2011 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of June 30, 2012, including as-of-right extension options, were as follows (amounts in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2012	$25,050	$—	$—	$—	$—	$25,050	$56,706
2013	50,910	516,179	—	—	—	567,089	127,516
2014	52,519	146,273	—	—	98,578	297,370	123,984
2015	55,815	229,537	—	—	357	285,709	102,478
2016	55,303	516,896	80,000	—	274,824	927,023	528,305
Thereafter	288,797	2,986,976	—	100,000	800,010	4,175,783	980,761
	$528,394	$4,395,861	$80,000	$100,000	$1,173,769	$6,278,024	$1,919,750

Interest expense, excluding capitalized interest, was comprised of the following (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest expense	$82,728	$68,711	$163,275	$133,463
Interest income	(401)	(538)	(811)	(1,024)
Interest expense, net	$82,327	$68,173	$162,464	$132,439
Interest capitalized	$2,996	$922	$5,532	$2,217

10.  Fair Value of Financial Instruments

The following disclosures of estimated fair value were determined by management using available market information and appropriate valuation methodologies as discussed in Note 2, “Significant Accounting Policies.”  Considerable judgment is necessary to interpret market data and develop estimated fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we could realize on disposition of the financial instruments.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $5.4 billion, compared to the book value of the related fixed rate debt of approximately $5.0 billion at June 30, 2012.  Our floating rate debt, inclusive of our 2011 revolving credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.3 billion, compared to the book value of the related floating rate debt of approximately $1.3 billion at June 30, 2012. Our debt and preferred equity investments had an estimated fair value ranging between $0.8 billion and $0.9 billion, compared to the book value of approximately $1.0 billion at June 30, 2012, based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of June 30, 2012.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $1.6 million, $1.0 million and $1.1 million for the three and six months ended June 30, 2012 and 2011, respectively.  We paid Alliance approximately $4.7 million, $8.2 million, $3.5 million and $6.6 million for the three and six months ended June 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $44,200, $55,900, $40,700 and $66,200 for the three and six months ended June 30, 2012 and 2011, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $110,000, $199,000, $111,000 and $221,000 for the three and six months ended June 30, 2012 and 2011, respectively.

Other

Amounts due from related parties at June 30, 2012 and December 31, 2011 consisted of the following (amounts in thousands):

	June 30, 2012	December 31, 2011
Due from joint ventures	$515	$477
Other	7,278	3,524
Related party receivables	$7,793	$4,001

Gramercy Capital Corp.

See Note 6, “Investment in Unconsolidated Joint Ventures_Gramercy Capital Corp.” for disclosure on related party transactions between Gramercy and us.

12. Capital

The Company is the sole general partner of the Operating Partnership and at June 30, 2012 owned 89,937,501 general and limited partnership interests in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units pays a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

In July 2011, we, along with SL Green, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. During the six months ended June 30, 2012, SL Green had sold 2.6 million shares of its common stock through the ATM Program for aggregate gross proceeds of approximately $204.6 million ($201.6 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. The net proceeds from these offerings (approximately $201.6 million during the six months ended June 30, 2012) were contributed to us in exchange for 2.6 million common partnership units. As of June 30, 2012, SL Green had $45.4 million available to issue under the ATM Program.

Limited Partner Units

As of June 30, 2012, the limited partners other than SL Green owned approximately 3.7% (3,486,389 units) of the Operating Partnership. At June 30, 2012, 3,486,389 shares of the Company’s common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

Net income (loss) allocated to the preferred unitholders and limited unitholders reflects their pro-rata share of net income (loss) and distributions.

Preferred Units

We have 11,700,000 units of our 7.625% Series C cumulative redeemable preferred units of limited partnership interest, or the Series C preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series C preferred unitholders receive annual distributions of $1.90625 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. SL Green is entitled to redeem its 7.625% Series C cumulative redeemable preferred stock at par for cash at its option. The Series C preferred units were recorded net of underwriters discount and issuance costs.

We also had 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units, or the Series D preferred units of limited partnership interest, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series D preferred unitholders receive annual distributions of $1.96875 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. SL Green is entitled to redeem its 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock at par for cash at its option. The Series D preferred units were recorded net of underwriters discount and issuance costs. The Company redeemed its Series D preferred stock in July 2012. Simultaneously with that redemption, we redeemed our Series D preferred units from the Company at the redemption price paid by the Company to the Series D preferred stockholders. See Note 18, “Subsequent Events”.

We also have 22,658 units of our 5.00% Series E preferred units of limited partnership interest outstanding with a mandatory liquidation preference of $1.00 per unit which is included in Mortgages and loans payable (See Note 8).

In November 2011, as part of an acquisition, we issued 80,000 6.00% Series H preferred units of limited partnership interest, or the Series H preferred units with a mandatory liquidation preference of $25.00 per unit. The Series H preferred unitholders receive annual distributions of $1.50 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. The Series H preferred units may be redeemed at any time at par for cash at our option or the option of the unitholder.

In January 2012, as part of an acquisition, we issued 1,902,000 4.5% Series G preferred units of limited partnership interest, or the Series G preferred units, with a liquidation preference of $25.00 per unit. The Series G preferred unitholders receive annual distributions of $1.125 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. The Series G preferred units are convertible into a number of our common units of limited partnership interest equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50.  The Series G preferred units also provide the holder with the right to require us to repurchase the preferred units for cash before January 31, 2022.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, SL Green filed a registration statement with the SEC for its dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. SL Green registered 3,500,000 shares of its common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the six months ended June 30, 2012 and 2011, SL Green issued approximately 1.3 million shares and 87 shares of its common stock and received approximately $99.5 million and $6,500 of proceeds, respectively, from dividend reinvestments and/or stock

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

purchases under the DRIP. The $99.5 million in proceeds received during the six months ended June 30, 2012 was contributed to us by SL Green in exchange for an equivalent number of common units of limited partnership interest. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

SL Green has a stock option and incentive plan. The second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by SL Green’s board of directors in April 2010 and SL Green’s stockholders in June 2010 at SL Green’s annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green’s common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by SL Green’s board of directors, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by SL Green’s stockholders. As of June 30, 2012, approximately 4.1 million fungible units were available for issuance under the 2005 Plan, or 5.2 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the six months ended June 30, 2012 and the year ended December 31, 2011.

	June 30, 2012	December 31, 2011
Dividend yield	2.00%	2.00%
Expected life of option	5.0 years	4.2 years
Risk-free interest rate	0.99%	1.00%
Expected stock price volatility	44.00%	47.98%

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

A summary of the status of SL Green’s stock options as of June 30, 2012 and December 31, 2011 and changes during the periods then ended are presented below:

	June 30, 2012		December 31, 2011
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,277,200	$63.37	1,353,002	$58.85
Granted	25,000	68.16	212,400	66.42
Exercised	(137,238)	42.89	(243,901)	40.48
Lapsed or cancelled	(25,919)	66.42	(44,301)	65.89
Balance at end of period	1,139,043	$65.89	1,277,200	$63.37

Options exercisable at end of period	739,287	$69.32	644,429	$72.31
Weighted average fair value of options granted during the period	$557,944		$4,647,554

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding was 3.66 years and the remaining weighted average contractual life of the options exercisable was 3.74 years.

During the three and six months ended June 30, 2012 and 2011, we recognized approximately $1.1 million, $2.8 million, $1.0 million and $2.6 million of compensation expense, respectively, for these options. As of June 30, 2012, there was approximately $5.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

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

A summary of SL Green’s restricted stock as of June 30, 2012 and December 31, 2011 and charges during the respective periods is presented below:

	Six Months Ended June 30,	Year Ended December 31,
Restricted Stock Awards	2012	2011
Balance at beginning of year	2,912,456	2,728,290
Granted	1,694	185,333
Cancelled	(200,284)	(1,167)
Balance at end of period	2,713,866	2,912,456
Vested during the period	306,124	66,299
Compensation expense recorded	$3,715,237	$17,365,401
Weighted average fair value of restricted stock granted during the period	$116,369	$21,768,084

The fair value of restricted stock that vested during the six months ended June 30, 2012 was $16.2 million. As of June 30, 2012, there was $7.3 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.5 years.

For the three and six months ended June 30, 2012 and 2011, approximately $1.0 million, $2.0 million, $0.9 million and $1.9 million, respectively, was capitalized to assets associated with compensation expense related to SL Green’s long-term compensation plans, restricted stock and stock options.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011, the final vesting period.  We recorded compensation expense of approximately $30,000 and $60,000 for the three and six months ended June 30, 2011, respectively, in connection with the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of the quarter ended September 30, 2011.

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if SL Green’s aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  SL Green will not pay distributions on any LTIP Units until they are earned, at which time SL Green will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. In January 2011, SL Green’s compensation committee determined that under the terms of the 2010 Long-Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan.  In January 2012, the compensation committee determined that under the terms of the 2010 Long-Term Compensation Plan, as of December 1, 2011, maximum performance had been achieved and, accordingly, approximately 385,583 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long-Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long-Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long-Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.9 million, $3.7 million, $2.2 million and $4.2 million for the three and six months ended June 30, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

As of June 30, 2012, 96.8% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 96.8% granted (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.4 million and $2.6 million during the three and six months ended June 30, 2012 related to this program.

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

During the six months ended June 30, 2012, 6,351 phantom stock units were earned.  As of June 30, 2012, there were approximately 73,200 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase shares of SL Green’s common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of June 30, 2012, approximately 60,527 shares of SL Green’s common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Earnings per Unit

Earnings per unit for the three and six months ended June 30, 2012 and 2011 is computed as follows (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator (Income)
Basic Earnings:
Income attributable to SLGOP common unitholders	$106,461	$538,383	$132,605	$621,120
Effect of Dilutive Securities:
Stock options	—	—	—	—
Diluted Earnings:
Income attributable to SLGOP common unitholders	$106,461	$538,383	$132,605	$621,120

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Denominator (Weighted Average Units)
Basic Earnings:
Units attributable to common unitholders	92,982	85,490	91,386	83,490
Effect of Dilutive Securities:
3.0% exchangeable senior debentures due 2017	—	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—	—
4.0% exchangeable senior debentures due 2025	—	—	—	—
Stock-based compensation plans	369	520	380	505
Diluted Units	93,351	86,010	91,766	83,995

We have excluded approximately 729,000, 768,000, 579,000 and 654,000 common unit equivalents from the diluted units outstanding for the three and six months ended June 30, 2012 and 2011, respectively, as they were anti-dilutive.

13.  Commitments and Contingencies

We and SL Green are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us and SL Green related to this litigation will not materially affect our financial position, operating results or liquidity.

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of June 30, 2012 (amounts in thousands):

June 30,	Capital lease	Non-cancellable operating leases

2012	$777	$16,820
2013	1,555	33,641
2014	1,555	33,641
2015	1,593	33,641
2016	1,707	33,745
Thereafter	42,351	630,503
Total minimum lease payments	49,538	$781,991
Less amount representing interest	(32,390)
Present value of net minimum lease payments	$17,148

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

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

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at June 30, 2012 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands):

	Notional Value	Strike Rate		Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$775,000	3.650%		04/2012	04/2013	$—
Interest Rate Cap	$280,000	6.000%		11/2011	11/2012	$—
Interest Rate Swap	$30,000	2.295%		7/2010	6/2016	$(1,944)
Interest Rate Swap	$8,500	0.740%		2/2012	2/2015	$(68)

Currency Hedge	$20,748	1.55185	GBP-USD	9/2010	12/2012	$(170)

The currency hedge and certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On June 30, 2012, the derivative instruments were reported as an obligation at their fair value of approximately $2.2 million.  This is included in Other Liabilities on the consolidated balance sheet at June 30, 2012.  Included in Accumulated Other Comprehensive Loss at June 30, 2012 was approximately $18.1 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $18.7 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment was included in financing activities in the consolidated statement of cash flows. This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $18.1 million balance noted above. The balance in Accumulated Other Comprehensive Loss relating to derivatives was $36.8 million and $36.2 million at June 30, 2012 and December 31, 2011, respectively.

Over time, the realized and unrealized gains and losses held in Accumulated Other Comprehensive Loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.8 million of the current balance held in Accumulated Other Comprehensive Loss will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income for the three months ended June 30, 2012 and 2011, respectively (amounts in thousands):

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
Designation\Cash Flow	Derivative	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(6,844)	$(6,186)	$(3,215)	$(3,145)	$(1)	$(18)

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	380	(127)

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the Consolidated Statements of Income for the six months ended June 30, 2012 and 2011, respectively (amounts in thousands):

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
Designation\Cash Flow	Derivative	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(6,923)	$(6,304)	$(6,416)	$(6,216)	$(1)	$(18)

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	(331)	(657)

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

16.  Segment Information

We are engaged in owning, managing, leasing, acquiring and repositioning commercial office and retail properties in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity investments.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

Our real estate portfolio is primarily located in the geographical markets of the New York Metropolitan area.  The primary sources of revenue are generated from tenant rents and escalations and reimbursement revenue.  Real estate property operating expenses consist primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5, “Debt and Preferred Equity Investments,” for additional details on our debt and preferred equity investments.

Selected results of operations for the three and six months ended June 30, 2012 and 2011, and selected asset information as of June 30, 2012 and December 31, 2011, regarding our operating segments are as follows (amounts in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
June 30, 2012	$315,557	$33,448	$349,005
June 30, 2011	283,561	15,144	298,705

Six months ended:
June 30, 2012	$628,411	$59,786	$688,197
June 30, 2011	548,104	79,823	627,927

Income from continuing operations before equity in net gain on sale of unconsolidated joint venture and purchase price fair value adjustments:
Three months ended:
June 30, 2012	$81,910	$27,013	$108,923
June 30, 2011	14,358	11,966	26,324

Six months ended:
June 30, 2012	$82,343	$47,928	$130,271
June 30, 2011	28,226	76,328	104,554

Total assets:
As of:
June 30, 2012	$13,141,444	$997,669	$14,139,113
December 31, 2011	12,490,502	993,350	13,483,852

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2011 revolving credit facility borrowing cost.  We also allocated loan loss reserves, net of recoveries to the debt and preferred equity segment.  We do not allocate marketing, general and administrative expenses and transaction related costs (approximately $22.7 million, $44.0 million, $23.7 million and $46.1 million for the three and six months ended June 30, 2012 and 2011, respectively) to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

The table below reconciles income from continuing operations to net income attributable to SLGOP common unitholders for the three and six months ended June 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income from continuing operations before equity in net gain on sale of unconsolidated joint venture and purchase price fair value adjustments	$108,923	$26,324	$130,271	$104,554
Purchase price fair value adjustment	—	475,102	—	488,890
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	9,534	—	16,794	—
Income from continuing operations	118,457	501,426	147,065	593,444
Net income (loss) from discontinued operations	—	1,676	(78)	3,549
Gain on sale of discontinued operations	—	46,085	6,627	46,085
Net income	118,457	549,187	153,614	643,078
Net income attributable to noncontrolling interests in other partnerships	(3,887)	(3,259)	(4,958)	(6,869)
Preferred unit distributions	(565)	—	(962)	—
Net income attributable to SLGOP	114,005	545,928	147,694	636,209
Perpetual preferred unit distributions	(7,544)	(7,545)	(15,089)	(15,089)
Net income attributable to SLGOP common unitholders	$106,461	$538,383	$132,605	$621,120

17.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the six months ended June 30, 2012 and 2011 is presented below (amounts in thousands):

	Six Months Ended June 30,
	2012	2011
Issuance of common stock as deferred compensation	$544	$545
Issuance of units in the operating partnership	35,917	20,222
Redemption of units in the operating partnership	483	725
Derivative instruments at fair value	314	1,071
Assignment of debt investment to joint venture	—	286,571
Mortgage assigned upon asset sale	59,099	30,000
Tenant improvements and capital expenditures payable	12,294	8,389
Assumption of mortgage loans	—	663,767
Accrued acquisition liabilities	—	44,500
Consolidation of real estate investments	—	557,314
Transfer to net assets held for sale	86,339	—
Transfer to liabilities related to net assets held for sale	62,792	—
Repayment of mezzanine loan	3,750	—
Redemption of Series E units	31,698	—
Repayment of financing receivable	28,195	—

18.  Subsequent Events

On July13, 2012, the Company redeemed all 4,000,000 of its outstanding Series D preferred stock at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such preferred stock through July 14, 2012.  Simultaneously with that redemption, we redeemed all 4,000,000 of our Series D preferred units from the Company at the redemption price paid by the Company to the Series D preferred stockholders.

On July 19, 2012, we, along with our joint venture partner, sold the property located at One Court Square, Long Island City, NY, for $481.1 million. The transaction included the assumption by the purchaser of $315.0 million of existing debt.

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

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011.

As of June 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Queens, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,644,945	93.1%
	Unconsolidated properties	7	5,326,815	95.7%

Suburban	Consolidated properties	25	3,863,000	80.6%
	Unconsolidated properties	6	2,941,700	93.1%
		65	30,776,460	92.0%

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in 13 stand-alone retail properties encompassing approximately 398,686 square feet, eight development properties encompassing approximately 2,614,996 square feet, two residential properties encompassing approximately 385 units (approximately 430,482 square feet) and two land interests as of June 30, 2012.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet. As of June 30, 2012, we also held $982.2 million in debt and preferred equity investments.

Critical Accounting Policies

Refer to our 2011 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the six months ended June 30, 2012.

Results of Operations

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011

The following comparison for the three months ended June 30, 2012, or 2012, to the three months ended June 30, 2011, or 2011, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2011 and at June 30, 2012 and totaled 46 of our 52 consolidated properties, representing approximately 71% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2012 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
Rental revenue	$267.7	$238.6	$29.1	12.2%
Escalation and reimbursement revenue	41.6	35.0	6.6	18.9
Total	$309.3	$273.6	$35.7	13.0%

Same-Store Properties	$245.0	$242.7	$2.3	0.9%
Acquisitions	62.5	30.7	31.8	103.6
Other	1.8	0.2	1.6	800.0
Total	$309.3	$273.6	$35.7	13.0%

Occupancy for our consolidated same-store Manhattan portfolio at June 30, 2012 was 92.3% compared to 92.5% at June 30, 2011.

During the quarter, we signed 50 office leases in our Manhattan portfolio totaling 2,251,230 square feet.  Eleven leases comprising 42,174 square feet represented office leases that replaced previous vacancy, while 39 office leases comprising 2,209,056 square feet had average starting rents of $52.63 per rentable square foot, representing a 1.3% increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed in the second quarter was 15.1 years and average tenant concessions were 8.2 months of free rent with a tenant improvement allowance and lease commissions of $68.62 per rentable square foot.  Of the 1,955,729 square feet of office leases which commenced during 2012, 70,537 square feet represented office leases that replaced previous vacancy, while 1,885,192 square feet represented office leases that had average starting rents of $50.18 per rentable square foot, representing a 0.1% increase over the previously fully escalated rents on the same office spaces.

Occupancy for our consolidated Suburban portfolio was 80.6% at June 30, 2012 compared to 81.0% at June 30, 2011.

During the quarter, we signed 23 office leases in the Suburban portfolio totaling 239,110 square feet.  Six leases comprising 22,388 square feet represented office leases that replaced previous vacancy, while 17 office leases comprising 216,722 square feet had average starting rents of $25.69 per rentable square foot, representing an 18.9% decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed in the second quarter was 5.1 years and average tenant concessions were 8.4 months of free rent with a tenant improvement allowance and lease commissions of $18.06 per rentable square foot.  Of the 216,559 square feet of office leases which commenced during the second quarter, 7,450 square feet represented office leases that replaced previous vacancy, while 209,109 square feet represented office leases that had average starting rents of $25.25 per rentable square foot, representing a 20.1% decrease over the previously fully escalated rents on the same office spaces.

At June 30, 2012, approximately 2.3% and 8.8% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 13.8% and 4.5% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 10.4% and 1.1% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at both the Acquisitions ($5.3 million) and Same-Store Properties ($1.3 million). The increase in recoveries at the Same-Store Properties was primarily due to higher operating expense escalations ($0.5 million), real estate tax recoveries ($0.4 million) and electric reimbursements ($0.4 million).

Same-Store net operating income, which is Same-Store revenues plus Same-Store other income less Same-Store property operating expenses, increased $0.9 million, or 0.6%, from $145.1 million for the three months ended June 30, 2011 to $146.0 million for the three months ended June 30, 2012.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$70.9	$2.2	$68.7	3,122.7%
Investment and preferred equity income	33.4	15.1	18.3	121.2
Other income	6.3	9.9	(3.6)	(36.4)
Total	$110.6	$27.2	$83.4	306.6%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions primarily from our investments in 717 Fifth Avenue ($69.1 million), which was primarily due to the receipt of the refinancing proceeds in excess of our basis, 280 Park Avenue ($1.5 million), 100 Park Avenue ($0.9 million), 3 Columbus Circle ($1.1 million) and One Court Square (0.5 million). This was partially offset by lower net income contributions from 1552 Broadway ($2.6 million) and 1515 Broadway, which we consolidated in April 2011, ($1.7 million). Occupancy at our joint venture properties was 94.8% at June 30, 2012 and 95.1% at June 30, 2011.  At June 30, 2012, approximately 1.6% and 9.7% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2012. We estimated that current market asking rents on these expected 2012 lease expirations at our Manhattan and Suburban joint venture properties were approximately 6.4% higher and 4.3% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income increased during the current quarter primarily due to higher invested balance in 2012. During the quarter, we originated or purchased $71.3 million of new debt investments at an average current yield of 8.2%. In addition, an entity that holds the property which served as collateral for our loan position, which is collateralized by an office property in London,  was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet at June 30, 2012. We recognized our share of additional income of $4.7 million in 2012 as a result of this reclassification. The weighted average investment balance outstanding and weighted average yield were $1.0 billion and 9.4%, respectively, for 2012 compared to $579.4 million and 6.1%, respectively, for 2011. As of June 30, 2012, the debt and preferred equity investments had a weighted average term to maturity of approximately 2.8 years.

The decrease in other income was primarily due to a reduction in fees received upon the completion of a special servicing assignment ($3.1 million), lower lease buy-out income ($0.3 million) and lower contribution from Service Corporation ($0.1 million).

Other income included Same-Store other income of $2.3 million for the three months ended June 30, 2012 compared to $1.4 million for the three months ended June 30, 2011.

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
Operating expenses	$68.9	$62.4	$6.5	10.4%
Real estate taxes	52.6	44.0	8.6	19.5
Ground rent	8.9	7.8	1.1	14.1
Total	$130.4	$114.2	$16.2	14.2%

Same-Store Properties	$101.3	$99.0	$2.3	2.3%
Acquisitions	26.4	12.3	14.1	114.6
Other	2.7	2.9	(0.2)	(6.9)
Total	$130.4	$114.2	$16.2	14.2%

The increase in operating expenses at the Same-Store Properties was due to higher real estate taxes ($1.7 million), ground rent ($1.0 million), payroll costs ($0.3 million), repairs and maintenance ($0.4 million) and insurance expense ($0.1 million).  This was partially offset by lower utility costs ($1.3 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
Interest expense, net of interest income	$85.9	$70.9	$15.0	21.2%
Depreciation and amortization expense	77.8	65.5	12.3	18.8
Loan loss and other investment reserves, net of recoveries	—	1.3	(1.3)	(100.0)
Transaction related costs	2.0	1.2	0.8	66.7
Marketing, general and administrative expense	20.7	22.5	(1.8)	(8.0)
Total	$186.4	$161.4	$25.0	15.5%

The increase in interest expense was primarily attributable to the higher average consolidated debt balances outstanding during the period due to increased investment activity inclusive of the acquisitions of 1515 Broadway ($6.2 million),180 Maiden Lane ($1.8 million) 110 East 42nd Street ($0.7 million) and Stonehenge properties ($1.1 million) and refinancing of 919 Third Avenue in August 2011 ($2.7 million). The weighted average debt balance outstanding was $6.3 billion during the quarter ended June 30, 2012 compared to $5.6 billion during the quarter ended June 30, 2011.  The weighted average interest rate increased from 5.01% for the quarter ended June 30, 2011 to 5.02% for the quarter ended June 30, 2012.

Loan loss and other investment reserves decreased. We recorded no reserves or recoveries during the quarter ended June 30, 2012 compared to $2.5 million in reserves and $1.2 million in recoveries during the quarter ended June 30, 2011.

Marketing, general and administrative, or MG&A, expenses for the quarter ended June 30, 2012 were $20.7 million, or 5.1% of total revenues including our share of joint venture revenue compared to $22.5 million, or 6.4% for the quarter ended June 30, 2011.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

The following comparison for the six months ended June 30, 2012, or 2012, to the six months ended June 30, 2011, or 2011, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2011 and at June 30, 2012 and totaled 46 of our 52 consolidated properties, representing approximately 71% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2012 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
Rental revenue	$528.5	$465.7	$62.8	13.5%
Escalation and reimbursement revenue	83.2	65.3	17.9	27.4
Total	$611.7	$531.0	$80.7	15.2%

Same-Store Properties	$491.9	$492.0	$(0.1)	—%
Acquisitions	119.4	38.2	81.2	212.6
Other	0.4	0.8	(0.4)	(50.0)
Total	$611.7	$531.0	$80.7	15.2%

Occupancy for our consolidated same-store Manhattan portfolio at June 30, 2012 was 92.3% compared to 92.5% at June 30, 2011.

During the six months ended June 30, 2012, we signed 114 office leases in our Manhattan portfolio totaling 2,926,213 square feet.  Thirty-two leases comprising 199,607 square feet represented office leases that replaced previous vacancy, while 82 office leases comprising 2,726,606 square feet had average starting rents of $55.87 per rentable square foot, representing a 7.3% increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed during the six months ended June 30, 2012 was 13.0 years and average tenant concessions were 6.6 months of free rent with a tenant improvement allowance and lease commissions of $60.13 per rentable square foot.  Of the 2,689,947 square feet of office leases which commenced during 2012, 265,268 square feet represented office leases that replaced previous vacancy, while 2,424,679 square feet represented office leases that had average starting rents of $54.54 per rentable square foot, representing a 7.4% increase over the previously fully escalated rents on the same office spaces.

Occupancy for our consolidated Suburban portfolio was 80.6% percent at June 30, 2012 as compared to 81.0% at June 30, 2011.

During the six months ended June 30, 2012, we signed 55 office leases in the Suburban portfolio comprising 367,346 square feet.  Fifteen leases and 44,965 square feet represented office leases that replaced previous vacancy, while 40 office leases comprising 322,381 square feet had average starting rents of $28.32 per rentable square foot, representing a 13.8% decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed during the six months ended June 30, 2012 was 4.4 years and average tenant concessions were 5.9 months of free rent with a tenant improvement allowance and lease commissions of $14.65 per rentable square foot.  Of the 362,537 square feet of office leases which commenced during 2012, 47,091 square feet represented office leases that replaced previous vacancy, while 315,446 square feet represented office leases that had average starting rents of $28.11 per rentable square foot, representing a 14.5% decrease over the previously fully escalated rents on the same office spaces.

At June 30, 2012, approximately 2.3% and 8.8% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 13.8% and 4.5% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 10.4% and 1.1% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to higher recoveries at the Acquisitions ($15.4 million) and at the Same-Store Properties ($2.6 million).  The increase in recoveries at the Same-Store Properties was primarily due to higher operating expense escalations ($1.0 million), electric reimbursements ($0.9 million) and real estate tax recoveries ($0.8 million).

Same-Store net operating income decreased $3.8 million, or 1.3%, from $295.6 million for the six months ended June 30, 2011 to $291.8 million for the six months ended June 30, 2012.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$69.3	$10.4	$58.9	566.3%
Investment and preferred equity income	59.8	79.8	(20.0)	(25.1)
Other income	16.7	17.2	(0.5)	(2.9)
Total	$145.8	$107.4	$38.4	35.8%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions primarily from our investments in 717 Fifth Avenue ($70.5 million), which was primarily due to the receipt of refinancing proceeds in excess of our basis, 100 Park Avenue ($1.6 million), 1552 Broadway ($1.3 million), 388 Greenwich Street ($0.7 million) and One Court Square ($0.5 million). This was partially offset by lower net income contributions from 280 Park Avenue ($4.9 million), 1515 Broadway, which we consolidated in April 2011 ($6.2 million), 1551 Broadway, due to a refinancing ($2.9 million), 141 Fifth Avenue ($0.6 million), which was sold in February 2012, and 29 West 34th Street ($0.4 million). Occupancy at our joint venture properties was 94.8% at June 30, 2012 and 95.1% at June 30, 2011.  At June 30, 2012, approximately 1.6% and 9.7% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2012. We estimated that current market asking rents on these expected 2012 lease expirations at our Manhattan and Suburban joint venture properties were approximately 6.4% higher and 4.3% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income decreased during 2012 primarily due to the sale or repayment of debt investments totaling $352.8 million (inclusive of the 280 Park Avenue transaction) resulting in the recognition of additional income of $43.0 million during the first quarter of 2011. During 2012, we originated or purchased $142.1 million of new debt investments at an average current yield of 8.4%. In addition, an entity that holds the property which served as collateral for our loan position, which is collateralized by an office property in London, was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet at June 30, 2012.  We recognized our share of additional income of $4.7 million in 2012 as a result of this reclassification.  The weighted average investment balance outstanding and weighted average yield were $1.0 billion and 9.6%, respectively, for 2012 compared to $730.6 million and 7.2%, respectively, for 2011. As of June 30, 2012, the debt and preferred equity investments had a weighted average term to maturity of approximately 2.8 years.

The decrease in other income was primarily due to a reduction in fees received upon the completion of a special servicing assignment ($3.2 million) and lower lease buy-out income ($0.4 million) which was partially offset by higher contribution from Service Corporation ($1.4 million) and higher fee and other income ($1.6 million).

Other income included Same-Store other income of $5.6 million for the six months ended June 30, 2012 compared to $4.6 million for the six months ended June 30, 2011.

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
Operating expenses	$142.2	$122.7	$19.5	15.9%
Real estate taxes	104.1	84.0	20.1	23.9
Ground rent	17.7	15.6	2.1	13.5
Total	$264.0	$222.3	$41.7	18.8%

Same-Store Properties	$205.7	$201.0	$4.7	2.3%
Acquisitions	53.5	16.0	37.5	234.4
Other	4.8	5.3	(0.5)	(9.4)
Total	$264.0	$222.3	$41.7	18.8%

The increase in operating expenses at the Same-Store Properties was primarily due to higher real estate taxes ($3.0 million), ground rent ($2.1 million), payroll costs ($1.1 million), repairs and maintenance ($0.8 million) and insurance expense ($0.4 million).  This was partially offset by lower utility costs ($2.9 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
Interest expense, net of interest income	$169.6	$138.9	$30.7	22.1%
Depreciation and amortization expense	154.9	129.0	25.9	20.1
Loan loss and other investment reserves, net of recoveries	0.6	(1.9)	2.5	131.6
Transaction related costs	3.1	3.7	(0.6)	(16.2)
Marketing, general and administrative expense	40.9	42.5	(1.6)	(3.8)
Total	$369.1	$312.2	$56.9	18.2%

The increase in interest expense was primarily attributable to the higher average consolidated debt balances outstanding during the period due to the increase in investment activity inclusive of the acquisitions of 1515 Broadway ($10.9 million), 180 Maiden Lane ($3.6 million), 110 East 42nd Street ($2.4 million) and Stonehenge properties ($1.9 million) subject to mortgages encumbering these properties and refinancing of 919 Third Avenue in August 2011 ($6.1 million). The weighted average debt balance outstanding increased from $5.2 billion during the six months ended June 30, 2011 to $6.4 billion during the six months ended June 30, 2012.  The weighted average interest rate increased from 4.89% for the six months ended June 30, 2011 to 4.95% for the six months ended June 30, 2012.

Loan loss and other investment reserves increased year over year. We recorded $3.0 million in reserves and $2.4 million in recoveries in 2012 compared to $2.5 million in reserves and $4.4 million in recoveries in 2011.

Marketing, general and administrative, or MG&A, expenses for the six months ended June 30, 2012 were $40.9 million, or 5.2% of total revenues including our share of joint venture revenue compared to $42.5 million, or 5.8% for the six months ended June 30, 2011.

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

Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of June 30, 2012 are as follows (amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Property mortgages and other loans	$25,050	$567,089	$198,792	$285,352	$572,199	$3,275,773	$4,924,255
Corporate obligations	—	—	98,578	357	354,824	900,010	1,353,769
Joint venture debt-our share	56,706	127,516	123,984	102,478	528,305	980,761	1,919,750
Total	$81,756	$694,605	$421,354	$388,187	$1,455,328	$5,156,544	$8,197,774

As of June 30, 2012, we had approximately $280.3 million of cash on hand, inclusive of approximately $23.5 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $256.8 million and $390.2 million at June 30, 2012 and 2011, respectively, representing a decrease of $133.4 million.  The increase was a result of the following increases and decreases in cash flows (amounts in thousands):

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)

Net cash provided by operating activities	$197,935	$176,848	$21,087
Net cash used in investing activities	$(558,047)	$(64,733)	$(493,314)
Net cash provided by (used in) financing activities	$478,719	$(54,716)	$533,435

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At June 30, 2012, our portfolio was 92.0% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the six months ended June 30, 2012, when compared to the six months ended June 30, 2011, we used cash primarily for the following investing activities (amounts in thousands):

Acquisitions of and additions to real estate	$64,361
Escrow cash-capital improvements/acquisition deposits	(111,891)
Joint venture investments	(71,499)
Distributions from joint ventures	(57,917)
Net proceeds from sale of real estate	(124,794)
Other investments	(31,837)
Debt and preferred equity and other investments	(159,737)
Decrease in net cash provided by investing activities	$(493,314)

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $57.4 million for the six months ended June 30, 2011 compared to $76.6 million for the six months ended June 30, 2012. The increased capital expenditures relate primarily to costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2011 revolving credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sales of real estate and from time to time SL Green issues common or preferred stock, or we issue units of limited partnership interest. During the six months ended June 30, 2012, when compared to the six months ended June 30, 2011, we used cash for the following financing activities (amounts in thousands):

Proceeds from our debt obligations	$166,760
Repayments under our debt obligations	394,187
Noncontrolling interests, contributions in excess of distributions	140,512
Other financing activities	78,804
Proceeds from sale of common stock	(218,156)
Dividends paid	(28,672)
Decrease in cash used in financing activities	$533,435

Capitalization

As of June 30, 2012, we had 89,937,501 general and limited partner common units, 3,486,389 limited partner common units held by parties other than us, 11,700,000 units of our 7.625% Series C cumulative redeemable preferred units of limited partnership interest, or Series C preferred units, and 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units of limited partnership interest, or Series D preferred units, outstanding. In addition, we also had preferred units of limited partnership interest having an aggregate liquidation preference of $49.6 million held by persons other than SL Green. Whenever SL Green issues common or preferred stock, the net proceeds received are contributed to us in exchange for an equivalent number of units of limited partnership interest of a corresponding class.

In July 2011, we, along with the SL Green, entered into an “at-the-market” equity offering Program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. During the six months ended June 30, 2012, SL Green had sold 2.6 million shares of its common stock through the ATM Program for aggregate gross proceeds of approximately $204.6 million ($201.6 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. Net proceeds from these offerings (approximately $201.6 million) were contributed to us in exchange for 2.6 million common partnership units.  As of June 30, 2012, SL Green had $45.4 million available to issue under the ATM Program.

Compensation Plans

All employees of SL Green are compensated through a subsidiary of ours. SL Green’s employee and director compensation plans are described below. Under each plan, whenever SL Green issues common or preferred stock, we issue an equivalent number of Operating Partnership units of a corresponding class to SL Green.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, SL Green filed a registration statement with the SEC for its dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. SL Green registered 3,500,000 shares of its common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the six months ended June 30, 2012 and 2011, SL Green issued approximately 1.3 million shares and 87 shares of its common stock and received approximately $99.5 million and $6,500 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $99.5 million in proceeds received during the six months ended June 30, 2012 were contributed to us by SL Green in exchange for an equivalent number common units. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  As of June 30, 2012, approximately 4.1 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.2 million shares of SL Green’s common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2006 Long-Term Outperformance Compensation Program

In August 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011, the final vesting period.  We recorded compensation expense of approximately $30,000 and $60,000 for the three and six months ended June 30, 2011, respectively, in connection with the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of the quarter ended September 30, 2011.

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program or the 2010 Long-Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients may earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance has been achieved, approximately $25 million of awards may be earned at any time after the beginning of the second year and an additional approximately $25 million of awards may be earned at any time after the beginning of the third year.  The amount of awards earned will range from approximately $15 million if SL Green’s aggregate stock price appreciation during the performance period is 25% to the maximum amount of approximately $75 million if SL Green’s aggregate stock price appreciation during the performance period is 50% or greater.  No awards will be earned if SL Green’s aggregate stock price appreciation is less than 25%.  After the awards are earned, they will remain subject to vesting, with 50% of any LTIP Units earned vesting on January 1, 2013 and an additional 25% vesting on each of January 1, 2014 and 2015 based, in each case, on continued employment through the vesting date.  SL Green will not pay distributions on any LTIP Units until they are earned, at which time SL Green will pay all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period. In January 2011, SL Green’s compensation committee determined that under the terms of the 2010 Long-Term Compensation Plan, as of December 5, 2010, maximum performance had been achieved and, accordingly, approximately 366,815 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In January 2012, the compensation committee determined that under the terms of the 2010 Long-Term Compensation Plan, as of December 1, 2011, maximum performance had been achieved and, accordingly, approximately 385,583 LTIP Units had been earned under the 2010 Long-Term Compensation Plan. In accordance with the terms of the program, 50% of these LTIP Units will vest on January 1, 2013 and the remainder is scheduled to vest ratably over the subsequent two years based on continued employment.

Overall, the 2010 Long-Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long-Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long-Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.9 million, $3.7 million, $2.2 million and $4.2 million for the three and six months ended June 30, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.

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

As of June 30, 2012, 96.8% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 96.8% granted (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.4 million and $2.6 million during the three and six months ended June 30, 2012, respectively, related to this program.

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

During the six months ended June 30, 2012, 6,351 phantom stock units were earned.  As of June 30, 2012, there were approximately 73,200 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase SL Green’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of June 30, 2012, approximately 60,527 shares of our common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units of limited partnership interest.

Market Capitalization

At June 30, 2012, borrowings under our mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes and trust preferred securities and our share of joint venture debt represented 50.8% of SL Green’s combined market capitalization of approximately $16.1 billion (based on a common stock price of $80.24 per share, the closing price of SL Green’s common stock on the New York Stock Exchange on June 30, 2012).  Market capitalization includes our consolidated debt, SL Green common and preferred stock and the conversion of all our common units of limited partnership interest into SL Green common stock, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes and trust preferred securities outstanding at June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

Debt Summary:	June 30, 2012	December 31, 2011
Balance
Fixed rate	$4,927,706	$4,802,009
Variable rate — hedged	38,486	30,000
Total fixed rate	4,966,192	4,832,009
Variable rate	958,317	911,162
Variable rate—supporting variable rate assets	353,515	351,325
Total variable rate	1,311,832	1,262,487
Total	$6,278,024	$6,094,496

Percent of Total Debt:
Total fixed rate	79.1%	79.3%
Variable rate	20.9%	20.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.61%	5.99%
Variable rate	2.95%	2.16%
Effective interest rate	5.02%	4.87%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.25% and 0.19% at June 30, 2012 and 2011, respectively).  Our consolidated debt at June 30, 2012 had a weighted average term to maturity of approximately 6.02 years.

Certain of our debt and preferred equity investments, with a face amount of approximately $353.5 million at June 30, 2012, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of June 30, 2012, our total mortgage debt (excluding our share of joint venture debt of approximately $1.9 billion) consisted of approximately $3.7 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.65% and $1.2 billion of variable rate debt with an effective weighted average interest rate of approximately 3.22%.

Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP.  As of June 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP. As of June 30, 2012, the facility fee was 35 basis points. At June 30, 2012, we had approximately $80.0 million of borrowings and $109.3 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.3 billion.

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

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of June 30, 2012 and December 31, 2011, respectively (amounts in thousands):

Issuance	June 30, 2012 Unpaid Principal Balance	June 30, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$18,003	$18,003	$119,423	3.000%	3.000%	20	March 30, 2027
June 27, 2005(3)(4)	357	357	657	4.000%	4.000%	20	June 15, 2025
March 16, 2010(5)	250,000	250,000	250,000	7.750%	7.750%	10	March 15, 2020
August 5, 2011(5)	250,000	249,593	249,565	5.000%	5.031%	7	August 15, 2018
October 12, 2010(6)	345,000	282,414	277,629	3.000%	7.125%	7	October 15, 2017
March 31, 2006(3)	275,000	274,824	274,804	6.000%	6.019%	10	March 31, 2016
August 13, 2004(3)	98,578	98,578	98,578	5.875%	5.875%	10	August 15, 2014
	$1,236,938	$1,173,769	$1,270,656

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)

In March 2007, we issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green’s common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are currently redeemable at our option.  We may be required to repurchase the notes on March 30, 2017 and 2022 and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in capital and was fully amortized as of March 31, 2012.

(3)	Issued by ROP.
(4)

Exchangeable senior debentures which are currently callable par.  In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions.  As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the six months ended June 30, 2012, we repurchased $300,000 of these bonds at par.

(5)	Issued by us, the Company and ROP, as co-obligors.
(6)

In October 2010, we issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in capital.  As of June 30, 2012, approximately $62.6 million remained unamortized.

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

Restrictive Covenants

The terms of our 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of June 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2012 would increase our annual interest cost by approximately $12.7 million and would increase our share of joint venture annual interest cost by approximately $5.1 million, respectively.

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

Approximately $5.0 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of June 30, 2012 ranged from LIBOR plus 90 basis points to LIBOR plus 301 basis points.

Contractual Obligations

Refer to our 2011 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations in 2012.

Off-Balance Sheet Arrangements

We have a number of off-balance sheet investments, including joint ventures and debt and preferred equity investments.  These investments all have varying ownership structures.  Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture arrangements.  Our off-balance sheet arrangements are discussed in Note 5, “Debt and Preferred Equity Investments” and Note 6, “Investment in Unconsolidated Joint Ventures” in the accompanying consolidated financial statements.

Capital Expenditures

We estimate that for the six months ending December 31, 2012, we will incur approximately $71.2 million of capital expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $20.8 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Distributions

SL Green expects to pay dividends to its stockholders based on the distributions we make to it, primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

In order to enable SL Green to maintain its qualification as a REIT, it must pay annual dividends to its stockholders of at least 90% of its taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. SL Green intends to continue to pay regular quarterly dividends to its stockholders.

Based on SL Green’s current annual dividend rate of $1.00 per share, it would pay approximately $90.2 million in dividends.  Before SL Green pays any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our revolving credit facility, and our senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $1.6 million, $1.0 million and $1.1 million for the three and six months ended June 30, 2012 and 2011, respectively.  We paid Alliance approximately $4.7 million, $8.2 million, $3.5 million and $6.6 million for the three and six months ended June 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $44,200, $55,900, $40,700 and $66,200 for the three and six months ended June 30, 2012 and 2011, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $110,000, $199,000, $111,000 and $221,000 for the three and six months ended June 30, 2012 and 2011, respectively.

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

•                          NBCR: Belmont has acted as a direct insurer of NBCR coverage and since December 31, 2011, has provided coverage up to $750 million on our entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

•                          General Liability: For the period commencing October 31, 2010, Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. We have secured excess insurance to protect against catastrophic liability losses above the $150,000 retention.  Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss.  Belmont has retained a third-party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, we have an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

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

We monitor all properties that are subject to triple net leases to ensure that tenants are providing adequate coverage.  Certain joint ventures may be covered under policies separate from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, such as an act of terrorism, we may not have sufficient coverage to replace certain properties.

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

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies Accounting Standards Updates” in the accompanying consolidated financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2011.  Our exposures to market risk have not changed materially since December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II                                              OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As of June 30, 2012, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.                                       RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Whenever SL Green issues equity securities, it contributes the proceeds of such issuance to us in exchange for an equivalent number of units of limited partnership interest, on a private placement basis, pursuant to our operating partnership agreement.

During the three months ended June 30, 2012, SL Green issued approximately 312 shares of its common stock and received approximately $23,000 in proceeds from dividend reinvestments and/or stock purchases under the DRIP. The proceeds were contributed to us in exchange for an equivalent number common units of limited partnership interest pursuant to our Operating Partnership agreement.

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

101.1

The following financial statements from SL Green Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.**

**

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

SL Green Operating Partnership, L.P.
By: SL Green Realty Corp., its general partner

Dated: August 10, 2012	By:	/s/ James Mead
James Mead
Chief Financial Officer