Form 10-Q
period 2012-09-30
SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2012-11-08
CIK 1492869

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, 1,172,647 common units of limited partnership interest of the Registrant were held by non-affiliates of the Registrant. There is no established trading market for such units.

SL GREEN OPERATING PARTNERSHIP, L.P.

PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements

SL Green Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands, except per unit data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,937,866	$2,684,626
Building and improvements	7,438,364	7,147,527
Building leasehold and improvements	1,331,190	1,302,790
Property under capital lease	12,208	12,208
	11,719,628	11,147,151
Less: accumulated depreciation	(1,339,324)	(1,136,603)
	10,380,304	10,010,548
Assets held for sale	91,574	76,562
Cash and cash equivalents	162,363	138,192
Restricted cash	143,058	86,584
Investment in marketable securities	21,549	25,323
Tenant and other receivables, net of allowance of $21,575 and $16,772 in 2012 and 2011, respectively	35,315	32,107
Related party receivables	—	4,001
Deferred rents receivable, net of allowance of $30,076 and $29,156 in 2012 and 2011, respectively	330,349	281,974
Debt and preferred equity investments, net of discount of $13,207 and $24,996 and allowance of $7,000 and $50,175 in 2012 and 2011, respectively	1,071,641	985,942
Investments in unconsolidated joint ventures	1,020,790	893,933
Deferred costs, net	253,137	210,786
Other assets	774,859	737,900
Total assets	$14,284,939	$13,483,852

Liabilities
Mortgages and other loans payable	$4,849,233	$4,314,741
Revolving credit facility	200,000	350,000
Senior unsecured notes	1,176,252	1,270,656
Accrued interest payable and other liabilities	100,528	126,135
Accounts payable and accrued expenses	147,452	142,428
Deferred revenue/gains	360,752	357,193
Capitalized lease obligation	17,167	17,112
Deferred land leases payable	18,833	18,495
Dividend and distributions payable	29,154	28,398
Security deposits	47,698	46,367
Liabilities related to assets held for sale	63,202	61,988
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,110,271	6,833,513

Commitments and contingencies	—	—
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	2,000	2,000
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at September 30, 2012	47,550	—

Capital
SLGOP partners’ capital:
Series C preferred units, 7,700 and 11,700 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	180,340	274,022
Series D preferred units, none and 4,000 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	96,321
Series I preferred units, 9,200 issued and outstanding at September 30, 2012	222,245	—
SL Green partners’ capital (937 and 885 general partner common units and 89,426 and 84,897 limited partner common units outstanding at September 30, 2012 and December 31, 2011, respectively)	6,124,708	5,714,856
Limited partner interests in Operating Partnership (3,310 and 2,765 limited partner common units outstanding at September 30, 2012 and December 31, 2011, respectively	140,063	114,497
Accumulated other comprehensive loss	(30,351)	(29,119)
Total SLGOP partners’ capital	6,637,005	6,170,577
Noncontrolling interests in other partnerships	488,113	477,762
Total capital	7,125,118	6,648,339
Total liabilities and capital	$14,284,939	$13,483,852

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per unit data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues
Rental revenue, net	$281,496	$242,938	$810,001	$708,593
Escalation and reimbursement	42,804	39,176	126,050	104,446
Investment and preferred equity income	27,869	18,433	87,655	98,256
Other income	9,272	6,076	25,932	23,256
Total revenues	361,441	306,623	1,049,638	934,551
Expenses
Operating expenses (including approximately $4,668 and $12,856(2012) and $4,335 and $10,948 (2011) paid to affiliates)	83,980	69,093	226,168	191,792
Real estate taxes	53,595	44,915	157,662	128,957
Ground rent	8,874	8,463	26,570	24,110
Interest expense, net of interest income	85,828	74,603	248,292	207,042
Amortization of deferred financing costs	4,493	2,986	11,626	9,469
Depreciation and amortization	83,429	73,358	238,324	202,394
Loan loss and other investment reserves, net of recoveries	—	—	564	(1,870)
Transaction related costs	1,372	169	4,493	3,820
Marketing, general and administrative	20,551	18,900	61,469	61,375
Total expenses	342,122	292,487	975,168	827,089
Income from continuing operations before equity in net income of unconsolidated joint ventures, noncontrolling interests and discontinued operations	19,319	14,136	74,470	107,462
Equity in net income (loss) from unconsolidated joint ventures	11,658	(2,728)	80,988	7,663

Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	(4,807)	3,032	11,987	3,032
Purchase price fair value adjustment	—	999	—	489,889
Gain (loss) on investment in marketable securities	2,237	—	2,237	(133)
Depreciable real estate reserves, net of recoveries	—	—	5,789	—
Gain on early extinguishment of debt	—	(67)	—	904
Income from continuing operations	28,407	15,372	175,471	608,817
Net income from discontinued operations	223	1,116	145	4,665
Gain on sale of discontinued operations	—	—	6,627	46,085
Net income	28,630	16,488	182,243	659,567
Net income attributable to noncontrolling interests
Noncontrolling interests in other partnerships	(1,835)	(1,694)	(6,792)	(8,564)
Preferred units distributions	(571)	—	(1,533)	—
Net income attributable to SLGOP	26,224	14,794	173,918	651,003
Preferred unit redemption costs	(10,010)		(10,010)	—
Perpetual preferred unit distributions	(7,915)	(7,545)	(23,004)	(22,634)
Net income attributable to SLGOP common unitholders	$8,299	$7,249	$140,904	$628,369

Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$12,883	$2,102	$122,145	$84,698
Purchase price fair value adjustment	—	999	—	489,889
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	(4,807)	3,032	11,987	3,032
Net income from discontinued operations	223	1,116	145	4,665
Gain on sale of discontinued operations	—	—	6,627	46,085
Net income	$8,299	$7,249	$140,904	$628,369

Basic earnings per unit:
Net income from continuing operations before discontinued operations	$0.14	$0.04	$1.33	$6.77
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(0.05)	0.03	0.13	0.03
Net income from discontinued operations	—	0.01	—	0.06
Gain on sale of discontinued operations	—	—	0.07	0.54
Net income attributable to SLGOP common unitholders	$0.09	$0.08	$1.53	$7.40

Diluted earnings per unit:
Net income from continuing operations before discontinued operations	$0.14	$0.04	$1.32	$6.73
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(0.05)	0.03	0.13	0.04
Net income from discontinued operations	—	0.01	—	0.05
Gain on sale of discontinued operations	—	—	0.07	0.54
Net income attributable to SLGOP common unitholders	$0.09	$0.08	$1.52	$7.36

Dividends per unit	$0.25	$0.25	$0.75	$0.75
Basic weighted average common units outstanding	93,561	87,608	92,117	84,877
Diluted weighted average common units and common unit equivalents outstanding	93,891	88,081	92,485	85,384

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Comprehensive Income

(Unaudited, and amounts in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$28,630	$16,488	$182,243	$659,567

Other comprehensive income (loss):
Net unrealized gain (loss) on derivative instruments	190	(1,398)	493	(4,389)
SLGOP’s share of joint venture net unrealized gain (loss) on derivative instruments	(292)	(3,070)	(1,128)	319
Unrealized gain (loss) on marketable securities	(825)	1,528	(597)	2,094
Other comprehensive income (loss)	(927)	(2,940)	(1,232)	(1,976)

Comprehensive income	27,703	13,548	181,011	657,591

Net income attributable to noncontrolling interests	(2,406)	(1,694)	(8,325)	(8,564)
Preferred unit redemption costs	(10,010)	—	(10,010)	—

Comprehensive income attributable to SLGOP	$15,287	$11,854	$162,676	$649,027

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
	Series C	Series D	Series I	General Partner		Limited Partners		Accumulated Other
	Preferred Units	Preferred Units	Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Comprehensive Income (Loss)	Noncontrolling Interests	Total

Balance at December 31, 2011	$274,022	$96,321	$—	85,783	$5,714,856	2,765	$114,497	$(29,119)	$477,762	$6,648,339
Comprehensive Income:								(1,232)		(1,232)
Net income after preferred unit redemption costs	16,620	4,266	2,118		136,028		4,876		6,792	170,700
Preferred distributions	(16,620)	(4,266)	(2,118)							(23,004)
Issuance of units						474	40,542			40,542
Redemption of preferred units	(93,682)	(96,321)								(190,003)
Redemption of units and DRIP proceeds				1,523	117,022	(218)	(17,467)			99,555
Deferred compensation plan & stock award, net				66	(10,566)	289				(10,566)
Amortization of deferred compensation plan					20,667					20,667
Contributions - net proceeds from common stock offering				2,640	201,299					201,299
Contributions - proceeds from stock options exercised				351	12,893					12,893
Contributions- proceeds from preferred units offering			222,245							222,245
Distributions to noncontrolling interests									(15,622)	(15,622)
Consolidation of joint venture interest									19,181	19,181
Cash distribution declared ($0.75 per common unit, none of which represented a return of capital for federal income tax purposes)					(67,491)		(2,385)			(69,876)

Balance at September 30, 2012	$180,340	$—	$222,245	90,363	$6,124,708	3,310	$140,063	$(30,351)	$488,113	$7,125,118

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$182,243	$659,567
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	249,950	212,558
Depreciable real estate reserves, net of recoveries	(5,789)	—
Equity in net income from unconsolidated joint ventures	(80,988)	(7,663)
Equity in net gain on sale of interest in unconsolidated joint venture	(11,987)	(3,032)
Gain on sale of discontinued operations	(6,627)	(46,085)
Distributions of cumulative earnings from unconsolidated joint ventures	84,182	9,787
Preferred unit redemption costs	(10,010)	—
Purchase price fair value adjustment	—	(489,889)
Gain on sale of debt securities	—	(19,840)
Loan loss and other investment reserves, net of recoveries	564	(1,870)
(Gain) loss on sale of investments in marketable securities	(2,237)	133
Gain on early extinguishment of debt	—	(904)
Deferred rents receivable	(50,910)	(64,600)
Other non-cash adjustments	1,718	3,158
Changes in operating assets and liabilities:
Restricted cash — operations	(12,557)	1,757
Tenant and other receivables	(8,500)	(3,130)
Related party receivables	(3,792)	524
Deferred lease costs	(37,885)	(25,483)
Other assets	(44,915)	(11,994)
Accounts payable, accrued expenses and other liabilities	11,309	12,692
Deferred revenue and land leases payable	12,187	12,010
Net cash provided by operating activities	265,956	237,696
Investing Activities
Acquisitions of real estate property	(405,318)	(331,972)
Additions to land, buildings and improvements	(107,425)	(111,485)
Escrowed cash — capital improvements/acquisition deposits	(68,692)	39,886
Investments in unconsolidated joint ventures	(159,524)	(95,611)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	48,510	107,753
Net proceeds from disposition of real estate/joint venture interest	70,367	160,548
Other investments	(28,911)	(16,374)
Debt and preferred equity and other investments, net of repayments/participations	(178,183)	(254,264)
Net cash used in investing activities	(829,176)	(501,519)
Financing Activities
Proceeds from mortgages and other loans payable	1,113,500	740,000
Repayments of mortgages and other loans payable	(484,518)	(754,358)
Proceeds from revolving credit facility and senior unsecured notes	813,339	1,401,068
Repayments of revolving credit facility and senior unsecured notes	(1,065,793)	(1,393,144)
Contributions of proceeds from stock options exercised and DRIP issuance	112,447	8,278
Contributions of net proceeds from issuance of preferred/common stock	423,544	516,350
Redemption of preferred units	(190,003)	—
Purchases of treasury stock	(11,197)	(4,313)
Distributions to noncontrolling interests in other partnerships	(15,622)	(143,474)
Contributions from noncontrolling interests in other partnerships	19,181	—
Distributions to limited partners in the SLGOP	(2,385)	(572)
Distributions paid on common and preferred units	(91,272)	(47,684)
Deferred loan costs and capitalized lease obligation	(33,830)	3,347
Net cash provided by financing activities	587,391	325,498
Net increase in cash and cash equivalents	24,171	61,675
Cash and cash equivalents at beginning of period	138,192	332,830
Cash and cash equivalents at end of period	$162,363	$394,505

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

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

Substantially all of SL Green’s assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2012, noncontrolling investors held, in the aggregate, a 3.53% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.  See Note 12, “Capital.”

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.

As of September 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	28	18,807,945	92.9%
	Unconsolidated properties	7	5,326,815	96.1%

Suburban	Consolidated properties	25	3,863,000	79.6%
	Unconsolidated properties	5	1,539,700	86.2%
		65	29,537,460	91.4%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in 12 stand-alone retail properties encompassing approximately 388,686 square feet, 13 development properties encompassing approximately 2,521,563 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet) and two land interests as of September 30, 2012.  At September 30, 2012, we also owned investments in 31 West Coast office properties encompassing approximately 4,473,603 square feet.  In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet. As of September 30, 2012, we also held $1.1 billion in debt and preferred equity investments.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of SLGOP at September 30, 2012, and the results of operations for the periods presented have been included.  The 2012 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt and preferred equity investments.  See Note 5, “Debt and Preferred Equity Investments” and Note 6, “Investment in Unconsolidated Joint Ventures.” All significant intercompany balances and transactions have been eliminated.

The Financial Accounting Standards Board’s, or FASB, guidance for determining whether an entity is a variable interest entity, or VIE, requires the performance of a qualitative rather than a quantitative analysis to determine the primary beneficiary of a VIE. Under this guidance, an entity would be required to consolidate a VIE if it has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.

A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  Noncontrolling interests are required to be presented as a separate component of capital in the consolidated balance sheet and the presentation of net income was modified to require earnings and other comprehensive income to be attributed to controlling and noncontrolling interests.

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

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. In November 2011, we recorded a $5.8 million impairment charge in connection with the expected sale of one of our equity investments. In June 2012, we reversed this entire impairment charge. See Note 6, “Investments in Unconsolidated Joint Ventures.” No impairment charge was recorded on our consolidated properties during the three or nine months ended September 30, 2012 and

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

2011. We do not believe that the value of any of our consolidated properties or equity investments was impaired at September 30, 2012 and December 31, 2011.

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

We recognized an increase of approximately $2.6 million, $7.5 million, $3.4 million, $15.8 million in rental revenue for the three and nine months ended September 30, 2012 and 2011, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.2 million, $0.7 million, $0.3 million and $3.3 million for the three and nine months ended September 30, 2012 and 2011, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) (amounts in thousands):

	September 30, 2012	December 31, 2011
Identified intangible assets (included in other assets):
Gross amount	$744,782	$673,495
Accumulated amortization	(252,152)	(193,442)
Net	$492,630	$480,053

Identified intangible liabilities (included in deferred revenue):
Gross amount	$668,999	$622,029
Accumulated amortization	(346,154)	(290,893)
Net	$322,845	$331,136

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

September 30, 2012

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

•                  Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities:  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities reported in our consolidated balance sheets approximates fair value due to the short-term nature of these instruments.

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

The methodologies used for measuring fair value have been categorized into three broad levels as follows:

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

These levels form a hierarchy. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. The classifications are based on the lowest level of input that is significant to the fair value measurement.

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at September 30, 2012 is approximately $6.5 million in net unrealized gains related to marketable securities.

The cost of bonds and marketable securities sold is determined using the specific identification method.

At September 30, 2012 and December 31, 2011, we held the following marketable securities (amounts in thousands):

	September 30,	December 31,
	2012	2011
Level 1 — Equity marketable securities	$6,125	$8,065
Level 2 — Commercial mortgage-backed securities	11,689	13,369
Level 3 — Rake bonds	3,735	3,889
Total marketable securities available-for-sale	$21,549	$25,323

During the nine months ended September 30, 2012, we disposed of some of our Level 1 securities for aggregate net proceeds of $3.2 and realized gains of $2.2 million, which is included in gain (loss) on investments in marketable securities on the consolidated statements of income.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The cost basis of the Level 3 securities was $3.7 million at September 30, 2012 and $3.9 million at December 31, 2011. There were no sales of Level 3 securities during the nine months ended September 30, 2012. The Level 3 securities mature at various times through 2030.

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

In addition to base rent, our tenants also generally will pay their pro rata share of increases in real estate taxes and operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters’ wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) typically are provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours.

These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.

We record a gain on sale of real estate when title is conveyed to the buyer, subject to the buyer’s financial commitment being sufficient to provide economic substance to the sale and we have no substantial economic involvement with the buyer.

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

September 30, 2012

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

Reserve for Possible Credit Losses

The expense for possible credit losses in connection with debt and preferred equity investments is the charge to earnings to increase the allowance for possible credit losses to the level that we estimate to be adequate, based on Level 3 data, considering delinquencies, loss experience and collateral quality.  Other factors considered relate to geographic trends and product diversification, the size of the portfolio and current economic conditions.  Based upon these factors, we establish the provision for possible credit loss on each individual investment.  When it is probable that we will be unable to collect all amounts contractually due, the investment is considered impaired.

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge off. We recorded loan loss reserves of zero, $3.0 million, zero and $2.5 million on investments being held to maturity during the three and nine months ended September 30, 2012 and 2011, respectively.  We also recorded recoveries of approximately zero, $2.4 million, zero and $4.4 million during the three and nine months ended September 30, 2012 and 2011, respectively, in connection with the sale of investments. This is included in loan loss and other investment reserves, net of recoveries in the accompanying consolidated statements of income.

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

Pursuant to amendments to the Code that became effective January 1, 2001, SL Green has elected, and may in the future elect, to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS. In general, a TRS of SL Green may perform non-customary services for its tenants, hold assets that SL Green cannot hold directly and generally may engage in any real estate or non-real estate related business. SL Green’s TRSs, which are consolidated into SLGOP, generate income, resulting in Federal income tax liability for these entities.  SL Green’s TRSs recorded Federal, state and local tax provision of $0.2 million and $0.2 million during the nine months ended September 30, 2012 and 2011, respectively, and made estimated tax payments of zero and $0.1 million during the nine months ended September 30, 2012 and 2011, respectively.

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

September 30, 2012

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

For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date SL Green’s compensation committee authorizes the award and adopts any relevant performance measures. For programs with performance measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of SL Green’s share-based incentive compensation plans, SL Green accepts the return of shares of its common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

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

Earnings per Unit

We present both basic and diluted earnings per unit, or EPU. Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common stock. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.  This also includes units of limited partnership interest. The dilutive effect of the outstanding nonvested shares of SL Green common stock, or nonvested shares, and restricted stock units, or RSUs, that have not yet been granted but are contingently issuable under SL Green’s share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is primarily located in the New York Metropolitan area. See Note 5, “Debt and Preferred Equity Investments.” We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey.  The tenants located in our buildings operate in various industries.  Other than three tenants who account for approximately 6.9%, 6.4% and 6.0% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 1.9% of our annualized cash rent, including our share of joint venture annualized cash rent at September 30, 2012. Approximately 10%, 5%, 6%, 5% and 6% of our annualized cash rent, including our share of joint venture annualized cash rent, was attributable to 1515 Broadway, 420 Lexington Avenue, 1185 Avenue of the Americas, 485 Lexington Avenue and One Madison Avenue, respectively, for the three months ended September 30, 2012.  In addition, three debt and preferred equity investments

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

accounted for more than 10.0% of the income earned on debt and preferred equity investments during the three months ended September 30, 2012.

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

In May 2011, the FASB issued updated guidance on fair value measurement which amends U.S. GAAP to conform to IFRS measurement and disclosure requirements.  The amendments change the wording used to describe the requirements in U.S. GAAP for measuring fair value, changes certain fair value measurement principles and enhances disclosure requirements.  This guidance was effective as of the first quarter of 2012 and its adoption did not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance to increase the prominence of other comprehensive income, or OCI, in the financial statements. The standard gives businesses two options for presenting OCI, which previously had been included within the statement of capital. An OCI statement may be included with the statement of income, and together the two will make a statement of total comprehensive income. Alternatively, businesses may have an OCI statement separate from the statement of income, but the two statements will have to appear consecutively within a financial report. These requirements related to the presentation of OCI became effective for interim and annual reporting periods beginning after December 15, 2011. We adopted this guidance and presented a separate Statement of Comprehensive Income in our consolidated financial statements. In December 2011, the FASB temporarily delayed those requirements that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. During the deferral period, the FASB plans to re-evaluate the requirement, with a final decision expected in the fourth quarter of 2012.

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

3.  Property Acquisitions

2012 Acquisitions

In September 2012, we acquired the aggregate 267,000 square foot office buildings at 635 and 641 Sixth Avenue for $173.0 million. We are currently in the process of analyzing the fair value of the in-place leases; and consequently, no value has yet been assigned to the leases. Therefore, the purchase price allocation is preliminary and subject to change.

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

September 30, 2012

(Unaudited)

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (amounts in thousands):

	304 Park Avenue South	Stonehenge Properties
Land	$54,189	$65,533
Building and building leasehold	75,619	128,457
Above market lease value	2,824	594
Acquired in-place leases	8,265	9,573
Other assets, net of other liabilities	—	2,190
Assets acquired	140,897	206,347

Fair value adjustment to mortgage note payable	—	—
Below market lease value	5,897	13,239
Liabilities assumed	5,897	13,239

Purchase price allocation	$135,000	$193,108

Net consideration funded by us at closing	$135,000	$78,121
Equity and/or debt investment held	$—	$—
Debt assumed	$—	$—

2011 Acquisitions

In November 2011, we acquired all of the interests in 51 East 42nd Street, a 142,000 square-foot office building for approximately $80.0 million, inclusive of the issuance of $2.0 million aggregate liquidation preference of our 6.0% Series H preferred units of limited partnership interest.

In November 2011, we, along with The Moinian Group, formed a joint venture to recapitalize 180 Maiden Lane, a fully-leased, 1.1 million-square-foot Class A office tower. The consideration for our 49.9% stake in the joint venture included $41.0 million in cash and our units of limited partnership interest valued at $31.7 million. In connection with the issuance of these units of limited partnership, we recorded an $8.3 million fair value adjustment due to changes in SL Green’s stock price. Simultaneous with the closing of the recapitalization, the joint venture refinanced the existing $344.2 million indebtedness with a five-year $280-million mortgage. We consolidate this joint venture, which is a VIE and in which we have been designated as the primary beneficiary, due to the control we exert over leasing activities at the property.

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

In April 2011, we purchased SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ’s, 31.5% economic interest in 1515 Broadway, thereby consolidating full ownership of the 1,750,000 square foot building. The transaction valued the consolidated interests at $1.23 billion. This valuation was based on a negotiated sales agreement and took into consideration such factors as whether this was a distressed sale and whether a minority discount was warranted. We acquired the interest subject to the $458.8 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $475.1 million upon the closing of this transaction. This property, which we initially acquired in May 2002, was previously accounted for as an investment in unconsolidated joint ventures.

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

September 30, 2012

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

4.  Property Dispositions and Assets Held for Sale

An entity that holds the property which served as collateral for our loan position, which is collateralized by a property in London, was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012.

In February 2012, we sold our leased fee interest at 292 Madison Avenue for $85.0 million. We recognized a gain of $6.6 million on the sale.

In May 2011, we sold our property located at 28 West 44th Street for $161.0 million. The property is approximately 359,000 square feet. We recognized a gain of $46.1 million on the sale.

Discontinued operations includes the results of operations of real estate assets sold prior to, or held for sale as of, September 30, 2012. This includes 28 West 44th Street, which was sold in May 2011, 292 Madison Avenue, which was sold in February 2012, and the London property, which is held for sale.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2012 and 2011, respectively (amounts in thousands).

	Three Months Ended	Three Months Ended	Nine Months	Nine Months Ended
	September 30,	September 30,	Ended September 30,	September 30,
	2012	2011	2012	2011
Revenues
Rental revenue	$1,626	$1,950	$2,142	$10,685
Escalation and reimbursement revenues	—	—	—	873
Other income (loss)	(376)	—	(376)	60
Total revenues	1,250	1,950	1,766	11,618
Operating expense	435	3	431	1,648
Real estate taxes	—	—	—	1,034
Transaction related costs	65	—	65	—
Interest expense, net of interest income	527	825	1,125	3,429
Amortization of deferred financing costs	—	6	—	166
Depreciation and amortization	—	—	—	676
Total expenses	1,027	834	1,621	6,953
Net income from discontinued operations	$223	$1,116	$145	$4,665

5.  Debt and Preferred Equity Investments

During the nine months ended September 30, 2012 and 2011, our debt and preferred equity investments (net of discounts) increased approximately $374.0 million and $516.1 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded approximately $288.3 million and $582.8 million in repayments, participations, sales, foreclosures and loan loss reserves during those periods, respectively, which offset the increases in debt and preferred equity investments.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

As of September 30, 2012 and December 31, 2011, we held the following debt investments with an aggregate weighted average current yield of approximately 9.3% (amounts in thousands):

Loan Type	September 30, 2012 Senior Financing	September 30, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Maturity Date
Other Loan	$15,000	$3,500	$3,500	September 2021
Mortgage/Mezzanine Loan(1)	1,109,000	113,828	108,817	March 2017
Mezzanine Loan	165,000	71,015	40,375	November 2016
Junior Participation	133,000	49,000	49,000	June 2016
Mortgage/Mezzanine Loan	169,822	46,476	46,416	May 2016
Mezzanine Loan	177,000	16,205	17,112	May 2016
Mezzanine Loan	205,000	66,147	64,973	February 2016
Junior Participation(2)(4)	—	—	8,725	—
Junior Participation(3)(4)	—	—	11,000	—
Total fixed rate	$1,973,822	$366,171	$349,918
Mezzanine Loan(5)	$81,000	$34,940	$34,940	October 2016
Mezzanine Loan	55,000	35,000	35,000	July 2016
Mortgage/Mezzanine Loan	—	41,647	—	February 2015
Mezzanine Loan	45,000	10,000	10,000	January 2015
Mortgage	—	15,000	—	September 2014
Mezzanine Loan	170,000	60,000	60,000	August 2014
Mortgage/Mezzanine Loan(9)	330,000	132,000	30,747	July 2014
Mezzanine Loan	62,500	37,500	—	July 2014
Mezzanine Loan(6)	75,000	7,650	7,650	July 2013
Junior Participation(4)	60,250	10,875	10,875	June 2013
Mortgage(7)	28,500	3,000	3,000	February 2013
Mezzanine Loan(8)	—	—	8,392	—
Mortgage(10)	—	—	86,339	—
Other Loan	—	—	3,196	—
Total floating rate	$907,250	$387,612	$290,139
Total	2,881,072	753,783	640,057
Loan loss reserve(4)	—	(7,000)	(19,125)	—
	$2,881,072	$746,783	$620,932

(1)	Interest is added to the principal balance for this accrual only loan.
(2)	This loan was in default and on non-accrual status. We sold our interest in the loan in February 2012 and recovered $0.4 million against the reserve on this loan.
(3)	In March 2012, we sold our interest in this loan and recovered $2.0 million against the reserve on this loan.
(4)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

(5)	As of September 30, 2012, we were committed to fund an additional $15.0 million in connection with this loan.
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

(8)

In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity. See note 4 to the next table. This mezzanine loan was on non-accrual status as of January 2012. In June 2012, we acquired an additional 38.6% participation interest in this mezzanine loan. As a result of this acquisition, we have complete control over this position and can, therefore, control any restructuring. On July 26, 2012, the mezzanine holders foreclosed out the equity position and as a result, we consolidated the operations of this investment in August and September 2012. In September 2012, we, together with Blackstone Real Estate Partners VII, or Blackstone, Gramercy Capital Corp. and Square Mile Capital Management LLC, formed a joint venture to recapitalize the underlying West Coast office portfolio and restructure the senior and mezzanine loans that expired in August 2012. We contributed our debt and preferred equity investment to the joint venture and accounted for our investment under the equity method as of September 28, 2012 because we no longer controlled the joint venture. We own a 27.63% ownership interest in the joint venture. Blackstone, holding a 56.3% ownership interest in the joint venture, will oversee the portfolio’s management and leasing activities through its Equity Office Properties affiliate. See Note 6, “Investments in Unconsolidated Joint Ventures.”

(9)

As a result of the acquisition of the remaining 50% interest in November 2011 in the joint venture which held an investment in a debt position on the property located at 450 West 33rd Street, we have reclassified our investment as a debt investment. See Note 6, “Investments in Unconsolidated Joint Ventures.” As part of the restructuring and refinancing of the related senior mortgage in July 2012, our outstanding investment in the amount of $49.9 million was repaid in full at maturity and we also entered into a loan participation in the amount of $182 million on the $462 million outstanding senior mortgage which maturity was extended to July 2014. In September 2012, we sold $50 million of our interest in the senior mortgage to a third party.

(10)	We hold an 88% interest in the consolidated joint venture that acquired this loan. This investment is denominated in British Pounds. This loan was not repaid on its

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

maturity date and was placed in receivership. The entity that holds the property which served as collateral for our loan position was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012.

Preferred Equity Investments

As of September 30, 2012 and December 31, 2011, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.11% (amounts in thousands):

Type	September 30, 2012 Senior Financing	September 30, 2012 Carrying Value, Net of Discounts	December 31, 2011 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)	$926,260	$208,903	$203,080	July 2016
Preferred equity(1)(2)	57,087	17,747	—	April 2016
Preferred equity(1)(3)	480,000	98,208	141,980	July 2014
Preferred equity(1)(4)(5)	—	—	51,000	—
Loan loss reserve(5)	—	—	(31,050)	—
	$1,463,347	$324,858	$365,010

(1)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
(2)	We are committed to fund an additional $10.0 million on this loan. As of September 30, 2012, we had funded $2.2 million of this commitment.
(3)

This is a fixed rate investment. This investment was classified as held for sale at June 30, 2009, but as held-to-maturity for all periods subsequent to June 30, 2009. The reserve previously taken against this loan is being accreted up to the face amount through the maturity date. In connection with a recapitalization of the investment, our mezzanine loan was converted to preferred equity in 2011. We also made an additional $50.0 million junior preferred equity loan. This junior preferred equity loan was repaid at par in February 2012.

(4)

This investment was on non-accrual status. In connection with the extension of this loan, a portion of the mezzanine loan was converted to preferred equity in 2011. See Note 8 of the prior table. In June 2012, we acquired 100% of the interests in the most senior preferred equity position. In September 2012, we have reclassified our debt and preferred equity investments as investments in unconsolidated joint ventures as part of the recapitalization and refinancing transaction discussed in Note 8 of the prior table.

(5)

Loan loss reserves are specifically allocated to investments. Our reserves reflect management’s judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct and that reserves will be adequate over time to protect against potential future losses.

The following table is a rollforward of our total loan loss reserves at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Balance at beginning of year	$50,175	$61,361
Expensed	3,000	10,875
Recoveries	(2,436)	(4,370)
Charge-offs and reclassifications	(43,739)	(17,691)
Balance at end of period	$7,000	$50,175

At September 30, 2012 and December 31, 2011, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at September 30, 2012 and December 31, 2011 comprising commercial real estate, which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $120.1 million at September 30, 2012 and $108.7 million at December 31, 2011. The nonaccrual balance of financing receivables at September 30, 2012 and December 31, 2011 was zero and $102.6 million, respectively. No financing receivables were 90 days past due at September 30, 2012. The recorded investment for financing receivables past due 90 days associated with two financing receivables was $17.3 million at December 31, 2011. All financing receivables are individually evaluated for impairment.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The following table presents impaired loans, which may include non-accrual loans, as of September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

	September 30, 2012			December 31, 2011
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$106,623	$83,378	$—
With an allowance recorded:
Commercial real estate	10,750	10,750	7,000	86,121	81,475	50,175
Total	$10,750	$10,750	$7,000	$192,744	$164,853	$50,175

The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the three and nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011

Average recorded investment in impaired loans	$40,304	$174,790	$63,391	$214,310

Investment and preferred equity income (loss) recognized	(298)	1,181	3,480	7,542

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6.  Investment in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including CIF, SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Blackstone, Gramercy Capital Corp. (NYSE: GKK), or Gramercy, Square Mile Capital Management LLC, or Square Mile, as well as private investors. All the investments below are voting interest entities, except for 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these three VIEs was $179.4 million and, $161.9 million at September 30, 2012 and December 31, 2011, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or LLC agreement to determine which party has what rights and whether those rights are protective or participating. In situations where we or our partner are involved in some or all of the following: approving the annual budget, receiving a detailed monthly reporting package from us, meeting with us on a quarterly basis to review the results of the joint venture, reviewing and approving the joint venture’s tax return before filing, and approving all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The table below provides general information on each of our joint ventures as of September 30, 2012 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price($)(1)

100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	22,400
1604-1610 Broadway	Onyx/Sutton	45.00%	63.00%	30	11/05	4,400
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	30,000
717 Fifth Avenue(9)	Sutton/Nakash	10.92%	10.92%	120	09/06	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	12/06	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	107,500
The Meadows(2)	Onyx	50.00%	50.00%	582	09/07	111,500
388 and 390 Greenwich Street(3)	SITQ	50.60%	50.60%	2,600	12/07	1,575,000
180/182 Broadway(4)	Harel/Sutton	25.50%	25.50%	71	02/08	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	193,000
11 West 34th Street(5)	Private Investor/Sutton	30.00%	30.00%	17	12/10	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	4,000
3 Columbus Circle(6)	Moinian	48.90%	48.90%	769	01/11	500,000
280 Park Avenue(7)	Vornado	50.00%	50.00%	1,237	03/11	400,000
1552-1560 Broadway(8)	Sutton	50.00%	50.00%	49	08/11	136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	01/12	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	02/12	252,500
33 Beekman(10)	Harel/Naftali	45.90%	45.90%	145	08/12	31,000
West Coast office portfolio(11)	Blackstone/ SquareMile/ Gramercy	27.63%	27.63%	4,474	09/12	880,103

(1)	Acquisition price represents the actual or implied purchase price for the joint venture.
(2)

We, along with Onyx, acquired the remaining 50% interest on a pro-rata basis in September 2009. We recorded a $2.8 million depreciable real estate reserve in 2010 against this joint venture investment. In August 2012, Onyx made a capital contribution to the joint venture, which was distributed to us in full redemption of our preferred equity interest.

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

(5)

In December 2010, our $12.0 million first mortgage collateralized by 11 West 34th Street was repaid at par, resulting in our recognition of additional income of approximately $1.1 million. Simultaneous with the repayment, the joint venture was recapitalized with the Company having a 30% interest. The property is subject to a long-term net lease arrangement.

(6)

We issued 306,296 operating partnership units in connection with this investment. We had an obligation to fund an additional $47.5 million to the joint venture, of which $43.1 million has been funded as of September 30, 2012. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which bore interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011. In September 2012, the joint venture sold to Young & Rubicam, Inc. a portion of the property, generally floors 3 through 8, through a condominium form of ownership, or Y&R units, for $143.6 million. As the joint venture has an option to repurchase the Y&R unit, no gain was recognized as a result of this transaction.

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

(10)

The joint venture acquired the fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Pace University.
(11)

In September 2012, the Company, together with an affiliate of Blackstone, Gramercy and Square Mile, formed a joint venture to recapitalize a 31-property, 4.5-million-square-foot West Coast office portfolio. Following the recapitalization, Blackstone became the majority owner of the joint venture, with Equity Office Properties, a Blackstone affiliate, being responsible for the portfolio’s management and leasing. Prior to the recapitalization, the Company held $26.7 million in mezzanine and preferred equity positions in the entity that owned the portfolio. The new joint venture extended the $678.8 million mortgage secured by the portfolio for a term of 2 years with a 1-year extension option. In addition, the joint venture entered into a new $68.0 million mezzanine loan for a term of 2 years. See Note 5, “Debt and Preferred Equity Investments.”

In July 2012, we, along with our joint venture partner, sold One Court Square for $481.1 million, which included the assumption by the purchaser of $315.0 million of existing debt. We recognized a loss of $4.8 million on sale of this property.

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

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loan payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2012 and December 31, 2011, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2012	December 31, 2011
717 Fifth Avenue(9)	06/2024	9.00%	$292,242	$—
717 Fifth Avenue(9)	07/2022	4.45%	300,000	—
388 and 390 Greenwich Street(2)	12/2017	5.19%	1,106,756	1,106,757
800 Third Avenue	08/2017	6.00%	20,910	20,910
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
1745 Broadway	01/2017	5.68%	340,000	340,000
21 West 34th Street	12/2016	5.76%	100,000	100,000
280 Park Avenue	06/2016	6.57%	710,000	710,000
11 West 34th Street	01/2016	4.82%	17,561	17,761
7 Renaissance	02/2015	10.00%	856	—
100 Park Avenue	09/2014	6.64%	212,888	214,625
1604-1610 Broadway(3)	07/2012	5.66%	27,000	27,000
One Court Square	—	—	—	315,000
141 Fifth Avenue	—	—	—	25,000
Total fixed rate debt			$3,291,963	$3,040,803
388 and 390 Greenwich Street(2)	12/2017	1.26%	$31,622	$31,622
600 Lexington Avenue	10/2017	2.46%	125,000	125,000
33 Beekman(11)	08/2017	2.98%	18,362	—
10 East 53rd Street	02/2017	2.74%	125,000	—
724 Fifth Avenue	01/2017	2.59%	120,000	—
Other loan payable	06/2016	1.14%	30,000	30,000
3 Columbus Circle(4)	04/2016	2.56%	249,203	254,896
The Meadows(8)	09/2015	7.75%	57,000	84,698
747 Madison Avenue	10/2014	3.07%	33,125	33,125
West Coast office portfolio	09/2014	3.99%	746,797	—
180/182 Broadway(5)	12/2013	2.99%	61,684	30,722
16 Court Street	10/2013	2.74%	84,944	85,728
1552 Broadway(6)	08/2013	3.24%	105,960	95,405
27-29 West 34th Street(7)	05/2013	2.24%	53,513	53,900
717 Fifth Avenue(9)	—	—	—	245,000
379 West Broadway(10)	—	—	—	20,991
Total floating rate debt			$1,842,210	$1,091,087

Total mortgages and other loan payable			$5,134,173	$4,131,890

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

(1)	Interest rate represents the effective weighted average interest rate for the quarter ended September 30, 2012.
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
(4)

We provided 50% of a bridge loan to this joint venture. In April 2011, our joint venture with The Moinian Group which owns the property located at 3 Columbus Circle, New York, refinanced the bridge loan and replaced it with a $260.0 million 5-year mortgage with the Bank of China, which carries a floating rate of interest of 210 basis points over the 30-day LIBOR, at which point SL Green and Deutsche Bank’s bridge loan was repaid. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata obligation under the master lease. In February 2012, the terms of the mortgage were modified to remove the Y&R condominium from the mortgage lien and from the existing master lease. See Note 6 of prior table.

(5)	This loan has a committed amount of $90.0 million.
(6)	This loan has a committed amount of $125.0 million.
(7)	In April 2012, this loan was extended by 1-year.
(8)

This loan had a committed amount of $91.2 million. As a result of the refinancing and restructuring in August 2012, we replaced the existing loan with a $60.0 million 3-year mortgage, of which $3.0 million was unfunded as of September 30, 2012, and recognized additional income of $10.8 million due to the repayment of the previous mortgage at a discount.

(9)	This loan was repaid in June 2012 and was replaced with a $300.0 million mortgage and a $290.0 million mezzanine loan. See Note 9 of the prior table.
(10)	This property was sold in April 2012 and the mortgage was repaid at a discount.
(11)	This loan has a committed amount of $75.0 million, which is recourse to us. We believe it is unlikely that we will be required to perform under this guarantee.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $3.2 million, $8.8 million, $2.3 million and $8.0 million from these services for the three and nine months ended September 30, 2012 and 2011, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2012 and December 31, 2011, are as follows (amounts in thousands):

	September 30, 2012	December 31, 2011
Assets
Commercial real estate property, net	$6,570,275	$5,699,113
Other assets	823,631	599,596
Total assets	$7,393,906	$6,298,709

Liabilities and members’ equity
Mortgages and other loan payable	$5,134,174	$4,131,890
Other liabilities	389,788	250,925
Members’ equity	1,869,944	1,915,894
Total liabilities and members’ equity	$7,393,906	$6,298,709
Company’s net investment in unconsolidated joint ventures	$1,020,790	$893,933

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The combined statements of income for the unconsolidated joint ventures, from acquisition date through September 30, 2012 and 2011 are as follows (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Total revenues	$120,121	$124,702	$364,587	$362,054
Operating expenses	18,641	18,613	53,274	55,294
Real estate taxes	12,008	12,920	37,865	38,660
Interest expense, net of interest income	55,058	55,432	160,528	148,871
Depreciation and amortization	37,580	38,533	114,758	111,907
Transaction related costs	934	1,752	1,292	2,569
Total expenses	124,221	127,250	367,717	357,301
Gain on early extinguishment of debt	21,421	—	21,421	—
Net income (loss)	$17,321	$(2,548)	$18,291	$4,753
Company’s equity in net income (loss) of unconsolidated joint ventures	$11,658	$(2,728)	$80,988	$7,663

The 2012 equity in net income (loss) of unconsolidated joint ventures includes $67.9 million of additional income due to the distribution of refinancing proceeds from the recapitalization of 717 Fifth Avenue.

Gramercy Capital Corp.

In April 2004, we formed Gramercy as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At September 30, 2012, we held 2.0 million shares, or approximately 3.7% of Gramercy’s common stock.  Our total investment of approximately $6.1 million is based on the market value of our common stock investment in Gramercy at September 30, 2012.  During the quarter, we sold 1.2 million shares for net proceeds of $3.2 million and realized gains of $2.2 million. As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

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

Effective June 2012, the first and third leases were amended and replaced with a new lease for approximately 8,100 square foot which ends in April 2015, with annual rent under this lease of approximately $345,000 for year one increasing to $357,000 in year three.

Marc Holliday, the chief executive officer of our general partner, remains a board member of Gramercy.

7.  Deferred Costs

Deferred costs at September 30, 2012 and December 31, 2011 consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Deferred financing	$146,339	$113,620
Deferred leasing	274,125	238,394
	420,464	352,014
Less accumulated amortization	(167,327)	(141,228)
Deferred costs, net	$253,137	$210,786

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at September 30, 2012 and December 31, 2011, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(2)	September 30, 2012	December 31, 2011
400 East 57th Street	02/2024	4.13%	$70,000	$—
400 East 58th Street	02/2024	4.13%	30,000	—
919 Third Avenue(3)	06/2023	5.12%	500,000	500,000
100 Church	07/2022	4.68%	230,000	—
One Madison Avenue	05/2020	5.91%	612,600	626,740
Other loan payable(4)	09/2019	8.00%	50,000	50,000
885 Third Avenue	07/2017	6.26%	267,650	267,650
110 East 42nd Street(5)	07/2017	5.81%	65,000	65,000
2 Herald Square	04/2017	5.36%	191,250	191,250
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
300 Main Street	02/2017	5.75%	11,500	11,500
762 Madison Avenue	02/2017	3.75%	8,410	—
Landmark Square	12/2016	4.00%	84,870	86,000
420 Lexington Avenue(6)	09/2016	7.15%	185,739	187,182
500 West Putnam	01/2016	5.52%	24,189	24,563
625 Madison Avenue	11/2015	7.22%	126,624	129,098
711 Third Avenue	06/2015	4.99%	120,000	120,000
125 Park Avenue	10/2014	5.75%	146,250	146,250
609 Partners, LLC(7)	07/2014	5.00%	23	31,721
220 East 42nd Street	11/2013	5.25%	187,072	190,431
609 Fifth Avenue	10/2013	5.85%	93,768	94,963
673 First Avenue	02/2013	5.67%	29,222	29,906
292 Madison Avenue(8)			—	59,099
Total fixed rate debt			$3,654,167	$3,431,353
1515 Broadway(9)	04/2018	3.52%	$771,786	$450,363
180 Maiden Lane(10)	11/2016	2.56%	273,280	279,332
Other loan payable(11)	06/2013	3.35%	62,792	62,792
521 Fifth Avenue(1)	04/2013	2.24%	150,000	150,000
Total floating rate debt			$1,257,858	$942,487
Total mortgages and other loans payable			$4,912,025	$4,373,840

(1)

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

(2)	Effective contractual interest rate for the quarter ended September 30, 2012.
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
(7)

As part of an acquisition, we issued 63.9 million units of our 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of September 30, 2012, 63.8 million Series E units had been redeemed.

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

(11)

This loan bears interest at 250 basis points over the three month GBP LIBOR. This loan is denominated in British Pounds. This loan was included in liabilities related to assets held for sale on the consolidated balance sheet on September 30, 2012.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

At September 30, 2012 and December 31, 2011, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $7.6 billion and $7.4 billion, respectively.

9.  Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP.  At September 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP. As of September 30, 2012, the facility fee was 35 basis points. At September 30, 2012, we had approximately $200.0 million of borrowings and $92.2 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.2 billion.

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

Master Repurchase Agreement

In September 2012, we entered into an uncommitted Master Repurchase Agreement, or MRA, with a financial institution, with a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. The MRA’s interest rate is based on 1-month LIBOR plus 300 basis points. The MRA matures in September 2013, and has a 1-year extension option. At September 30, 2012, this facility had not been utilized.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

Issuance	September 30, 2012 Unpaid Principal Balance	September 30, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$18,003	$18,003	$119,423	3.00%	3.00%	20	March 30, 2027
June 27, 2005(3)(4)	357	357	657	4.00%	4.00%	20	June 15, 2025
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
August 5, 2011(5)	250,000	249,607	249,565	5.00%	5.03%	7	August 15, 2018
October 12, 2010(6)	345,000	284,872	277,629	3.00%	7.13%	7	October 15, 2017
March 31, 2006(3)	275,000	274,835	274,804	6.00%	6.02%	10	March 31, 2016
August 13, 2004(3)	98,578	98,578	98,578	5.88%	5.88%	10	August 15, 2014
	$1,236,938	$1,176,252	$1,270,656

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

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
(4)

Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2012, we repurchased $300,000 of these bonds at par.

(5)	Issued by us, the Company and ROP, as co-obligors.
(6)

In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in capital. As of September 30, 2012, approximately $60.1 million remained unamortized.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we and SL Green issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is our wholly-owned subsidiary.  The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Interest payments may be deferred for a period of up to eight consecutive quarters if we exercise our right to defer such payments.  The trust preferred securities are redeemable at our option, in whole or in part, with no prepayment premium.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheet and the related payments are classified as interest expense.

Restrictive Covenants

The terms of the 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, 2011 revolving credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2012, including as-of-right extension options, were as follows (amounts in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
2012	$12,885	$—	$—	$—	$—	$12,885	$13,670
2013	50,908	516,179	—	—	—	567,087	154,063
2014	52,517	146,273	—	—	98,578	297,368	309,602
2015	55,813	229,537	—	—	357	285,707	36,478
2016	55,302	516,839	200,000	—	274,835	1,046,976	528,329
Thereafter	288,797	2,986,975	—	100,000	802,482	4,178,254	989,434
	$516,222	$4,395,803	$200,000	$100,000	$1,176,252	$6,388,277	$2,031,576

Interest expense, excluding capitalized interest, was comprised of the following (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest expense	$86,214	$75,114	$249,489	$208,577
Interest income	(386)	(511)	(1,197)	(1,535)
Interest expense, net	$85,828	$74,603	$248,292	$207,042
Interest capitalized	$3,360	$1,412	$8,892	$3,629

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $5.4 billion, compared to the book value of the related fixed rate debt of approximately $5.0 billion at September 30, 2012.  Our floating rate debt, inclusive of our 2011 revolving credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $1.4 billion, compared to the book value of the related floating rate debt of approximately $1.4 billion at September 30, 2012. Our debt and preferred equity investments had an estimated fair value ranging between $0.9 billion and $1.0 billion, compared to the book value of approximately $1.1 billion at September 30, 2012, based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2012.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $2.4 million, $0.8 million and $1.9 million for the three and nine months ended September 30, 2012 and 2011, respectively.  We paid Alliance approximately $4.7 million, $12.9 million, $4.3 million and $10.9 million for the three and nine months ended September 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $2,400, $58,300, $700 and $66,900 for the three and nine months ended September 30, 2012 and 2011, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $93,000, $292,000, $113,000 and $335,000 for the three and nine months ended September 30, 2012 and 2011, respectively.

Other

Amounts due from/to related parties at September 30, 2012 and December 31, 2011 consisted of the following (amounts in thousands):

	September 30, 2012	December 31, 2011
Due from joint ventures	$514	$477
Due to joint venture	(8,717)	—
Other	7,280	3,524
Related party receivables (payable, which is included in Accrued interest payable and other liabilities)	$(923)	$4,001

Gramercy Capital Corp.

See Note 6, “Investment in Unconsolidated Joint Ventures_Gramercy Capital Corp.” for disclosure on related party transactions between Gramercy and us.

12. Capital

The Company is the sole general partner of the Operating Partnership and at September 30, 2012 owned 90,363,063 general and limited partnership interests in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units pays a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

In July 2011, we, along with SL Green, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. During the nine months ended September 30, 2012, SL Green had sold 2.6 million shares of its common stock through the ATM Program for aggregate gross proceeds of approximately $204.6 million ($201.3 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. The net proceeds from these offerings (approximately $201.3 million during the nine months ended September 30, 2012) were contributed to us in exchange for 2.6 million common partnership units. As of September 30, 2012, SL Green had $45.4 million available to issue under the ATM Program.

Limited Partner Units

As of September 30, 2012, the limited partners other than SL Green owned approximately 3.53% (3,310,449 units) of the Operating Partnership. At September 30, 2012, 3,377,117 shares of the Company’s common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

Net income (loss) allocated to the preferred unitholders and limited unitholders reflects their pro-rata share of net income (loss) and distributions.

Preferred Units

We have 9,200,000 units of our 6.50% Series I cumulative redeemable preferred units of limited partnership interest, or the Series I preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series I preferred unitholders receive annual distributions of $1.625 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions.  SL Green is entitled to redeem its corresponding 6.50% Series I cumulative redeemable preferred stock at par for cash at its option on or after August 10, 2017 at which time an equal number of Series I preferred units would simultaneously be redeemed.  The Series I preferred units were recorded net of underwriters’ discount and issuance costs. Net proceeds from SL Green’s offering of Series I preferred stock (approximately $222.2 million) were contributed to us by SL Green in exchange for 9.2 million Series I preferred partnership units.

We have 7,700,000 units of our 7.625% Series C cumulative redeemable preferred units of limited partnership interest, or the Series C preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series C preferred unitholders receive annual distributions of $1.90625 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. SL Green is entitled to redeem its 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, at par for cash at its option. The Series C preferred units were recorded net of underwriters discount and issuance costs. In September 2012, SL Green redeemed 4,000,000 shares of its Series C preferred stock at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012. Simultaneously with that redemption, an equal number of our Series C preferred units were redeemed at the redemption price paid by SL Green to the Series C preferred stockholders. SL Green recognized $6.3 million of costs to partially redeem the Series C preferred stock, which is included in preferred unit redemption costs on the consolidated statements of income.

We also had 4,000,000 units of our 7.875% Series D cumulative redeemable preferred units of limited partnership interest, or the Series D preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series D preferred unitholders received annual distributions of $1.96875 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. In July 2012, SL Green redeemed all 4,000,000 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, at $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such preferred stock through July 14, 2012. Simultaneously with that redemption, an equal number of  our Series D preferred units were redeemed at the redemption price paid by SL Green to the Series D preferred stockholders. SL Green recognized $3.7 million of costs to redeem the Series D preferred stock, which is included in preferred unit redemption costs on the consolidated statements of income.

We also have 22,658 units of our 5.00% Series E preferred units of limited partnership interest outstanding with a mandatory liquidation preference of $1.00 per unit which are included in and further described in Note 8, “Mortgages and loans payable.”

In November 2011, as part of an acquisition, we issued 80,000 6.00% Series H preferred units of limited partnership interest, or the Series H preferred units with a mandatory liquidation preference of $25.00 per unit. The Series H preferred unitholders receive annual dividends of $1.50 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. The Series H preferred units may be redeemed at any time at par for cash at our option or the option of the unitholder.

In January 2012, as part of an acquisition, we issued 1,902,000 4.5% Series G preferred units of limited partnership interest, or the Series G preferred units, with a liquidation preference of $25.00 per unit. The Series G preferred unitholders receive annual distributions of $1.125 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. The Series G

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

During the nine months ended September 30, 2012 and 2011, SL Green issued approximately 1.3 million shares and 285 shares of its common stock and received approximately $99.6 million and $22,000 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $99.6 million in proceeds received during the nine months ended September 30, 2012 was contributed to us by SL Green in exchange for an equivalent number of common units of limited partnership interest. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

SL Green has a stock option and incentive plan. The second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by SL Green’s board of directors in April 2010 and SL Green’s stockholders in June 2010 at SL Green’s annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green’s common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by SL Green’s board of directors, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by SL Green’s stockholders. As of September 30, 2012, approximately 4.1 million fungible units were available for issuance under the 2005 Plan, or 5.2 million if all fungible units available under the 2005 Plan were issued as five-year stock options.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2012 and the year ended December 31, 2011.

	September 30, 2012	December 31, 2011
Dividend yield	2.00%	2.00%
Expected life of option	5.0 years	4.2 years
Risk-free interest rate	0.99%	1.00%
Expected stock price volatility	44.00%	47.98%

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

A summary of the status of SL Green’s stock options as of September 30, 2012 and December 31, 2011 and changes during the periods then ended are presented below:

	September 30, 2012		December 31, 2011
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,277,200	$63.37	1,353,002	$58.85
Granted	25,000	68.16	212,400	66.42
Exercised	(351,053)	36.73	(243,901)	40.48
Lapsed or cancelled	(47,919)	70.49	(44,301)	65.89
Balance at end of period	903,228	$73.50	1,277,200	$63.37

Options exercisable at end of period	517,472	$83.83	644,429	$72.31
Weighted average fair value of options granted during the period	$557,944		$4,647,554

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding was 3.97 years and the remaining weighted average contractual life of the options exercisable was 4.51 years.

During the three and nine months ended September 30, 2012 and 2011, we recognized approximately $1.0 million, $3.9 million, $1.0 million and $3.6 million of compensation expense, respectively, for these options. As of September 30, 2012, there was approximately $4.3 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

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

A summary of SL Green’s restricted stock as of September 30, 2012 and December 31, 2011 and charges during the respective periods is presented below:

	Nine Months Ended September 30,	Year Ended December 31,
Restricted Stock Awards	2012	2011
Balance at beginning of year	2,912,456	2,728,290
Granted	1,849	185,333
Cancelled	(200,284)	(1,167)
Balance at end of period	2,714,021	2,912,456
Vested during the period	312,257	66,299
Compensation expense recorded	$5,288,369	$17,365,401
Weighted average fair value of restricted stock granted during the period	$128,876	$21,768,084

The fair value of restricted stock that vested during the nine months ended September 30, 2012 was $16.6 million. As of September 30, 2012, there was $5.7 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 1.4 years.

For the three and nine months ended September 30, 2012 and 2011, approximately $0.9 million, $2.9 million, $0.9 million and $2.8 million, respectively, was capitalized to assets associated with compensation expense related to SL Green’s long-term compensation plans, restricted stock and stock options.

We granted LTIP units which had a fair value of $8.5 million as a component of 2011 bonus awards. The grant date fair value of the LTIP unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP units to

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011, the final vesting period.  We recorded compensation expense of approximately $10,000 and $70,000 for the three and nine months ended September 30, 2011, respectively, in connection with the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of the quarter ended September 30, 2011.

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

Overall, the 2010 Long-Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long-Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long-Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $3.3 million, $7.0 million, $2.3 million and $6.5 million for the three and nine months ended September 30, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

As of September 30, 2012, 96.8% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 96.8% granted (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.4 million and $4.0 million during the three and nine months ended September 30, 2012 related to this program.

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

During the nine months ended September 30, 2012, 7,281 phantom stock units were earned.  As of September 30, 2012, there were approximately 74,130 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase shares of SL Green’s common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of September 30, 2012, approximately 62,464 shares of SL Green’s common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units.

Earnings per Unit

Earnings per unit for the three and nine months ended September 30, 2012 and 2011 is computed as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator (Income)
Basic Earnings:
Income attributable to SLGOP common unitholders	$8,299	$7,249	$140,904	$628,369
Effect of Dilutive Securities:
Stock options	—	—	—	—
Diluted Earnings:
Income attributable to SLGOP common unitholders	$8,299	$7,249	$140,904	$628,369

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Denominator (Weighted Average Units)
Basic Earnings:
Units attributable to common unitholders	93,561	87,608	92,117	84,877
Effect of Dilutive Securities:
3.0% exchangeable senior debentures due 2017	—	—	—	—
3.0% exchangeable senior debentures due 2027	—	—	—	—
4.0% exchangeable senior debentures due 2025	—	—	—	—
Stock-based compensation plans	330	473	368	507
Diluted Units	93,891	88,081	92,485	85,384

We have excluded approximately 548,000, 613,000, 667,000 and 657,000 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2012 and 2011, respectively, as they were anti-dilutive.

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

The following is a schedule of future minimum lease payments under capital leases and noncancellable operating leases with initial terms in excess of one year as of September 30, 2012 (amounts in thousands):

September 30,	Capital lease	Non-cancellable operating leases

2012	$388	$8,410
2013	1,555	33,641
2014	1,555	33,641
2015	1,593	33,641
2016	1,707	33,745
Thereafter	42,351	630,503
Total minimum lease payments	49,149	$773,581
Less amount representing interest	(31,982)
Present value of net minimum lease payments	$17,167

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

The following table summarizes the notional and fair value of our derivative financial instruments and foreign currency hedges at September 30, 2012 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$775,000	3.650%	04/2012	04/2013	$—
Interest Rate Cap	$280,000	6.000%	11/2011	11/2012	$—
Interest Rate Swap	$30,000	2.295%	7/2010	6/2016	$(2,034)
Interest Rate Swap	$8,500	0.740%	2/2012	2/2015	$(86)

Currency Hedge	$20,748	1.55185 GBP-USD	9/2010	12/2012	$(122)

The currency hedge and certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On September 30, 2012, the derivative instruments were reported as an obligation at their fair value of approximately $2.2 million.  This is included in other liabilities on the consolidated balance sheet at September 30, 2012.  Included in accumulated other comprehensive loss at September 30, 2012 was approximately $17.9 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $18.9 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges.  This payment was included in financing activities in the consolidated statement of cash flows. This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $17.9 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives was $36.8 million and $36.2 million at September 30, 2012 and December 31, 2011, respectively.

Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $1.9 million of the current balance held in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the consolidated statements of income for the three months ended September 30, 2012 and 2011, respectively (amounts in thousands):

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
Designation\Cash Flow	Derivative	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(3,433)	$(7,188)	$(3,249)	$(3,179)	$(1)	$(1)

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	(666)	(493)

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the consolidated statements of income for the nine months ended September 30, 2012 and 2011, respectively (amounts in thousands):

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
Designation\Cash Flow	Derivative	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Qualifying	Interest Rate Swaps/Caps	$(10,356)	$(13,260)	$(9,665)	$(9,394)	$(2)	$(17)

Non-qualifying	Interest Rate Caps/Currency Hedges	—	—	—	—	(997)	(168)

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

Selected results of operations for the three and nine months ended September 30, 2012 and 2011, and selected asset information as of September 30, 2012 and December 31, 2011, regarding our operating segments are as follows (amounts in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues:
Three months ended:
September 30, 2012	$333,572	$27,869	$361,441
September 30, 2011	288,190	18,433	306,623

Nine months ended:
September 30, 2012	$961,983	$87,655	$1,049,638
September 30, 2011	836,295	98,256	934,551

Income from continuing operations before equity in net gain on sale of unconsolidated joint venture and purchase price fair value adjustments:
Three months ended:
September 30, 2012	$10,942	$22,272	$33,214
September 30, 2011	(4,555)	15,896	11,341

Nine months ended:
September 30, 2012	$93,284	$70,200	$163,484
September 30, 2011	23,672	92,224	115,896

Total assets:
As of:
September 30, 2012	$13,201,946	$1,082,993	$14,284,939
December 31, 2011	12,490,502	993,350	13,483,852

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2011 revolving credit facility borrowing cost.  We also allocated loan loss reserves, net of recoveries to the debt and preferred equity segment.  We do not allocate marketing, general and administrative expenses and transaction related costs (approximately $21.9 million, $66.0 million, $19.1 million and $65.2 million for the three and nine months ended September 30, 2012 and 2011, respectively) to the debt and preferred equity segment, since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SLGOP common unitholders for the three and nine months ended September 30, 2012 and 2011 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income from continuing operations before equity in net gain on sale of unconsolidated joint venture and purchase price fair value adjustments	$33,214	$11,341	$163,484	$115,896
Purchase price fair value adjustment	—	999	—	489,889
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	(4,807)	3,032	11,987	3,032
Income from continuing operations	28,407	15,372	175,471	608,817
Net income from discontinued operations	223	1,116	145	4,665
Gain on sale of discontinued operations	—	—	6,627	46,085
Net income	28,630	16,488	182,243	659,567
Net income attributable to noncontrolling interests in other partnerships	(1,835)	(1,694)	(6,792)	(8,564)
Preferred unit distributions	(571)	—	(1,533)	—
Net income attributable to SLGOP	26,224	14,794	173,918	651,003
Preferred unit redemption costs	(10,010)	—	(10,010)	—
Perpetual preferred unit distributions	(7,915)	(7,545)	(23,004)	(22,634)
Net income attributable to SLGOP common unitholders	$8,299	$7,249	$140,904	$628,369

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

17.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

A summary of our non-cash investing and financing activities for the nine months ended September 30, 2012 and 2011 is presented below (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011
Issuance of common stock as deferred compensation	$631	$621
Issuance of units in the operating partnership	40,542	20,222
Redemption of units in the operating partnership	17,467	865
Derivative instruments at fair value	375	1,674
Assignment of debt investment to joint venture	25,362	286,571
Mortgage assigned upon asset sale	59,099	30,000
Tenant improvements and capital expenditures payable	10,056	8,686
Assumption of mortgage loans	—	663,767
Accrued acquisition liabilities	4,372	43,000
Issuance of common units in connection with an acquisition	—	14,997
Consolidation of real estate investments	—	557,314
Transfer to net assets held for sale	86,339	—
Transfer to liabilities related to net assets held for sale	62,792	—
Repayment of mezzanine loan	3,750	—
Redemption of Series E units	31,698	—
Repayment of financing receivable	28,195	—
Investment in joint venture	5,135	—

18.  Subsequent Events

In October 2012, we reached agreement with 673 First Avenue Associates, the fee owner of 673 First Avenue, to extend the ground lease at that property to August 2087, for an additional 50 years beyond its scheduled 2037 expiration date.

In October 2012, we entered into an agreement to sell 49.5% of our interest in 521 Fifth Avenue at a gross valuation of $315.0 million. Simultaneously with the interest sale, we expect to refinance the existing $150.0 million mortgage which matures in April 2013 with a $170.0 million 7-year mortgage which will bear interest at a rate equal to 220 basis points over the 30-day LIBOR. This transaction is expected to close in November 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. SL Green is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions, financing, development, construction and leasing. Unless the context requires otherwise, all references to “we,” “our” and “us” mean SLGOP and all entities owned or controlled by SLGOP.

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

As of September 30, 2012, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City, or Manhattan.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	28	18,807,945	92.9%
	Unconsolidated properties	7	5,326,815	96.1%

Suburban	Consolidated properties	25	3,863,000	79.6%
	Unconsolidated properties	5	1,539,700	86.2%
		65	29,537,460	91.4%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

We also owned investments in 12 stand-alone retail properties encompassing approximately 388,686 square feet, 13 development properties encompassing approximately 2,521,563 square feet, two residential properties encompassing 385 units (approximately 430,482 square feet) and two land interests as of September 30, 2012.  At September 30, 2012, we also owned investments in 31 West Coast office properties encompassing approximately 4,473,603 square feet. In addition, we manage three office properties owned by third parties and affiliated companies encompassing approximately 0.9 million rentable square feet. As of September 30, 2012, we also held $1.1 billion in debt and preferred equity investments.

Critical Accounting Policies

Refer to our 2011 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the nine months ended September 30, 2012.

Results of Operations

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011

The following comparison for the three months ended September 30, 2012, or 2012, to the three months ended September 30, 2011, or 2011, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2011 and at September 30, 2012 and totaled 46 of our 53 consolidated properties, representing approximately 89.6% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2012 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
Rental revenue	$281.5	$242.9	$38.6	15.9%
Escalation and reimbursement revenue	42.8	39.2	3.6	9.2
Total	$324.3	$282.1	$42.2	15.0%

Same-Store Properties	$244.9	$244.6	$0.3	0.1%
Acquisitions	62.4	37.2	25.2	67.7
Other	17.0	0.3	16.7	5,566.7
Total	$324.3	$282.1	$42.2	15.0%

Occupancy for our consolidated same-store Manhattan portfolio at September 30, 2012 was 92.9% compared to 93.2% at September 30, 2011.

During the quarter, we signed 47 office leases in our Manhattan portfolio totaling 412,407 square feet.  Eighteen leases comprising 306,837 square feet represented office leases that replaced previous vacancy, while 29 office leases comprising 105,570 square feet had average starting rents of $50.07 per rentable square foot, representing a 2.7% increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed in the third quarter was 12.0 years and average tenant concessions were 4.8 months of free rent with a tenant improvement allowance and lease commissions of $57.96 per rentable square foot.  Of the 215,337 square feet of office leases which commenced during 2012, 97,524 square feet represented office leases that replaced previous vacancy, while 117,813 square feet represented office leases that had average starting rents of $48.73 per rentable square foot, representing a 7.4% decrease over the previously fully escalated rents on the same office spaces.

Occupancy for our consolidated Suburban portfolio was 79.6% at September 30, 2012 compared to 80.1% at September 30, 2011.

During the quarter, we signed 27 office leases in the Suburban portfolio totaling 158,614 square feet.  Ten leases comprising 41,753 square feet represented office leases that replaced previous vacancy, while 17 office leases comprising 116,861 square feet had average starting rents of $30.98 per rentable square foot, representing an 2.4% decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed in the second quarter was 6.4 years and average tenant concessions were 3.8 months of free rent with a tenant improvement allowance and lease commissions of $21.34 per rentable square foot.  Of the 134,737 square feet of office leases which commenced during the third quarter, 52,998 square feet represented office leases that replaced previous vacancy, while 81,739 square feet represented office leases that had average starting rents of $31.89 per rentable square foot, representing a 1.8% decrease over the previously fully escalated rents on the same office spaces.

At September 30, 2012, approximately 1.5% and 6.3% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 14.9% and 3.5% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 15.0% and 2.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in rental revenue and escalation and reimbursement revenue on a consolidated basis was also due in large part to the consolidation of our interest in the West Coast office portfolio for the months of August and September 2012, during which time we owned approximately 63.18% of the equity in the joint venture and controlled its activities.  We recognized approximately $16.7 million in revenues during these periods. Following the recapitalization transaction, we no longer control the joint venture and have accounted for our investment under the equity method as of September 28, 2012.

The increase in escalation and reimbursement revenue was due to higher recoveries at both the Acquisitions ($4.1 million), which was partially offset by lower recoveries at the Same-Store Properties ($2.1 million). The decrease in recoveries at the Same-Store Properties was primarily due to lower operating expense escalations ($1.9 million) and electric reimbursements ($0.3 million).

Same-Store net operating income, which is Same-Store revenues plus Same-Store other income less Same-Store operating expenses, increased $1.2 million, or 0.9%, from $142.1 million for the three months ended September 30, 2011 to $143.3 million for the three months ended September 30, 2012.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
Equity in net income (loss) of unconsolidated joint ventures	$11.7	$(2.7)	$14.4	533.3%
Investment and preferred equity income	27.9	18.4	9.5	51.6
Other income	9.3	6.1	3.2	52.5
Total	$48.9	$21.8	$27.1	124.3%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions primarily from our investments in The Meadows ($10.8 million), which was due to repayment of the old debt at a discount, 280 Park Avenue ($5.3 million), 717 Fifth Avenue ($0.5 million) and 100 Park Avenue ($0.5 million). This was partially offset by lower net income contributions from 1 Jericho Plaza ($1.8 million), the West Coast office portfolio ($0.8 million), which was consolidated for the months of August and September and was accounted under the equity method of accounting for investment as of September 28, 2012 as a result of recapitalization transaction, and 1552 Broadway ($0.5 million). Occupancy at our joint venture properties was 93.9% at September 30, 2012 and 93.9% at September 30, 2011.  At September 30, 2012, approximately 1.0% and 9.1% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2012. We estimated that current market asking rents on these expected 2012 lease expirations at our Manhattan and Suburban joint venture properties were approximately 5.5% higher and 10.3% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income increased during the current quarter primarily due to a higher invested balance in 2012. During the quarter, we originated or purchased $203.3 million of new debt investments at an average current yield of 8.50%. The weighted average investment balance outstanding and weighted average yield were $1.1 billion and 9.62%, respectively, for 2012 compared to $811.8 million and 7.99%, respectively, for 2011. As of September 30, 2012, the debt and preferred equity investments had a weighted average term to maturity of approximately 2.6 years.

The increase in other income was primarily due to a one-time acquisition fee ($1.3 million) in connection with our investment in 33 Beekman, higher contribution from Service Corporation ($0.8 million) and our share of real estate tax refunds from some of our properties ($1.1 million). This was offset by lower lease buy-out income ($2.1 million), which was due to our share of termination payment at Jericho property in 2011.

Same-Store other income increased from $3.2 million for the three months ended September 30, 2012 to $1.2 million for the three months ended September 30, 2011.

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
Operating expenses	$84.0	$69.1	$14.9	21.6%
Real estate taxes	53.6	44.9	8.7	19.4
Ground rent	8.9	8.5	0.4	4.7
Total	$146.5	$122.5	$24.0	19.6%

Same-Store Properties	$104.8	$103.7	$1.1	1.1%
Acquisitions	29.7	16.3	13.4	82.2
Other	12.0	2.5	9.5	380.0
Total	$146.5	$122.5	$24.0	19.6%

The increase in operating expenses on a consolidated basis was in part due to the consolidation of our interest in the West Coast office portfolio for the months of August and September, which contributed approximately $9.0 million in operating expenses, including real estate taxes.

The increase in operating expenses at the Same-Store Properties was due to higher real estate taxes ($1.2 million), ground rent ($0.3 million), payroll costs ($0.2 million), repairs and maintenance ($0.2 million) and contract maintenance costs ($0.3 million).  This was partially offset by lower utility costs ($1.1 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
Interest expense, net of interest income	$90.3	$77.6	$12.7	16.4%
Depreciation and amortization expense	83.4	73.4	10.0	13.6
Transaction related costs	1.4	0.2	1.2	600.0
Marketing, general and administrative expense	20.6	18.9	1.7	9.0
Total	$195.7	$170.1	$25.6	15.1%

The increase in interest expense was primarily attributable to the higher average consolidated debt balances outstanding during the period due to increased investment activity inclusive of the acquisitions of 1515 Broadway ($2.0 million), 180 Maiden Lane ($1.8 million) and Stonehenge properties ($1.1 million) and the refinancing at 100 Church Street ($2.8 million). The consolidation of our interest in the West Coast office portfolio for the months of August and September also contributed to the increase in interest expense by $5.1 million.  The weighted average debt balance outstanding was $6.4 billion during the quarter ended September 30, 2012 compared to $5.8 billion during the quarter ended September 30, 2011.  The weighted average interest rate was 5.06% for each of the quarters ended September 30, 2012 and 2011, respectively.

Marketing, general and administrative, or MG&A, expenses for the quarter ended September 30, 2012 were $20.6 million, or 5.0% of total revenues including our share of joint venture revenue compared to $18.9 million, or 5.3% for the quarter ended September 30, 2011.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

The following comparison for the nine months ended September 30, 2012, or 2012, to the nine months ended September 30, 2011, or 2011, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2011 and at September 30, 2012 and totaled 46 of our 53 consolidated properties, representing approximately 89.6% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2012 and 2011 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, the Service Corporation and eEmerge.  Assets classified as held for sale, are excluded from the following discussion.

Rental Revenues (in millions)	2012	2011	$ Change	% Change
Rental revenue	$810.0	$708.6	$101.4	14.3%
Escalation and reimbursement revenue	126.1	104.4	21.7	20.8
Total	$936.1	$813.0	$123.1	15.1%

Same-Store Properties	$736.8	$736.6	$0.2	—%
Acquisitions	181.8	75.4	106.4	141.1
Other	17.5	1.0	16.5	1,650.0
Total	$936.1	$813.0	$123.1	15.1%

Occupancy for our consolidated same-store Manhattan portfolio at September 30, 2012 was 92.9% compared to 93.2% at September 30, 2011.

During the nine months ended September 30, 2012, we signed 161 office leases in our Manhattan portfolio totaling 3,338,620 square feet.  Fifty leases comprising 506,444 square feet represented office leases that replaced previous vacancy, while 111 office leases comprising 2,832,176 square feet had average starting rents of $55.66 per rentable square foot, representing a 7.1% increase over the previously fully escalated rents on the same office spaces.  The average lease term on the Manhattan office leases signed during the nine months ended September 30, 2012 was 12.9 years and average tenant concessions were 6.3 months of free rent with a tenant improvement allowance and lease commissions of $60.07 per rentable square foot.  Of the 2,905,284 square feet of office leases which commenced during 2012, 362,792 square feet represented office leases that replaced previous vacancy, while 2,542,492 square feet represented office leases that had average starting rents of $54.27 per rentable square foot, representing a 6.7% increase over the previously fully escalated rents on the same office spaces.

Occupancy for our consolidated Suburban portfolio was 79.6% at September 30, 2012 as compared to 80.1% at September 30, 2011.

During the nine months ended September 30, 2012, we signed 82 office leases in the Suburban portfolio comprising 525,960 square feet.  Twenty-five leases and 86,718 square feet represented office leases that replaced previous vacancy, while 57 office leases comprising 439,242 square feet had average starting rents of $29.03 per rentable square foot, representing a 10.9% decrease over the previously fully escalated rents on the same office spaces.  The average lease term on the Suburban office leases signed during the nine months ended September 30, 2012 was 5.0 years and average tenant concessions were 5.2 months of free rent with a tenant improvement allowance and lease commissions of $16.66 per rentable square foot.  Of the 497,274 square feet of office leases which commenced during 2012, 100,089 square feet represented office leases that replaced previous vacancy, while 397,185 square feet represented office leases that had average starting rents of $28.89 per rentable square foot, representing a 11.9% decrease over the previously fully escalated rents on the same office spaces.

The increase in rental revenue and escalation and reimbursement revenue on a consolidated basis was also due in large part to the consolidation of our interest in the West Coast office portfolio for the months of August and September 2012, during which time we owned approximately 63.18% of the equity in the joint venture and controlled its activities.  We recognized approximately $16.7 million in revenues during these periods. Following the recapitalization transaction, we no longer controlled the joint venture and have accounted our investment under the equity method as of September 28, 2012.

At September 30, 2012, approximately 1.5% and 6.3% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2012. We estimated that the current market asking rents on these expected 2012 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 14.9% and 3.5% higher, respectively, than then existing in-place fully escalated rents. We estimated that the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 15.0% and 2.2% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was primarily due to higher recoveries at the Acquisitions ($19.4 million).

Same-Store net operating income decreased $2.5 million, or 0.6%, from $437.7 million for the nine months ended September 30, 2011 to $435.2 million for the nine months ended September 30, 2012.

Investment and Other Income (in millions)	2012	2011	$ Change	% Change
Equity in net income of unconsolidated joint ventures	$81.0	$7.7	$73.3	951.9%
Investment and preferred equity income	87.7	98.3	(10.6)	(10.8)
Other income	25.9	23.3	2.6	11.2
Total	$194.6	$129.3	$65.3	50.5%

The increase in equity in net income of unconsolidated joint ventures was primarily due to higher net income contributions primarily from our investments in 717 Fifth Avenue ($71.1 million), which was primarily due to the receipt of refinancing proceeds in excess of our basis, The Meadows ($10.9 million), which was due to repayment of the old debt at a discount, 100 Park Avenue ($2.1 million), 1552 Broadway ($1.8 million) and 388 Greenwich Street ($1.2 million). This was partially offset by lower net income contributions from 1515 Broadway ($6.3 million), which we consolidated in April 2011, 1551 Broadway ($3.1 million), due to a refinancing, 1 Jericho Plaza ($1.8 million), 450 West 33rd Street ($0.9 million), which we consolidated in November 2011, the West Coast office  portfolio ($0.8 million), which was consolidated for the months of August and September and was accounted under the equity method of accounting for investment as of September 28, 2012 as a result of recapitalization transaction, and 141 Fifth Avenue ($0.6 million), which was sold in February 2012. Occupancy at our joint venture properties was 93.9% at September 30, 2012 and 93.9% at September 30, 2011.  At September 30, 2012, approximately 1.0% and 9.1% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2012. We estimated that current market asking rents on these expected 2012 lease expirations at our Manhattan and Suburban joint venture properties were approximately 5.5% higher and 10.3% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income decreased during 2012 primarily due to the sale or repayment of debt investments totaling $352.8 million (inclusive of the 280 Park Avenue transaction) resulting in the recognition of additional income of $43.0 million during the first quarter of 2011. During 2012, we originated or purchased $345.4 million of new debt investments at an average current yield of 8.47%. In addition, an entity that holds the property which served as collateral for our loan position, which is collateralized by a property in London, was determined to be a VIE under a reconsideration event and we have been determined to be the primary beneficiary. As a result of this determination, we consolidated the entity and reclassified the investment to assets held for sale on the consolidated balance sheet in June 2012.  We recognized additional income of $5.2 million in 2012 as a result of this reclassification.  The weighted average investment balance outstanding and weighted average yield were $1.0 billion and 9.73%, respectively, for 2012 compared to $758.0 million and 7.57%, respectively, for 2011. As of September 30, 2012, the debt and preferred equity investments had a weighted average term to maturity of approximately 2.6 years.

The increase in other income was primarily due to a higher contribution from Service Corporation ($2.3 million), real estate tax refunds from some of our properties ($2.0 million), one-time acquisition fee ($1.3 million) in connection with our investment in 33 Beekman and higher lease buy-out income ($0.9 million). This increase was offset by a reduction in fees received upon the completion of a special servicing assignment ($3.4 million).

Same-Store other income increased from $5.8 million for the nine months ended September 30, 2011 compared to $8.9 million for the nine months ended September 30, 2012.

Property Operating Expenses (in millions)	2012	2011	$ Change	% Change
Operating expenses	$226.2	$191.8	$34.4	17.9%
Real estate taxes	157.7	129.0	28.7	22.2
Ground rent	26.6	24.1	2.5	10.4
Total	$410.5	$344.9	$65.6	19.0%

Same-Store Properties	$310.5	$304.7	$5.8	1.9%
Acquisitions	83.1	32.3	50.8	157.3
Other	16.9	7.9	9.0	113.9
Total	$410.5	$344.9	$65.6	19.0%

The increase in operating expenses on a consolidated basis was also due to the consolidation of our interest in the West Coast office for the months of August and September, which contributed approximately $9.0 million in operating expenses, including real estate taxes.

The increase in operating expenses at the Same-Store Properties was primarily due to higher real estate taxes ($4.2 million), ground rent ($2.4 million), payroll costs ($1.3 million), repairs and maintenance ($1.0 million) and contract maintenance ($0.8 million).  This was partially offset by lower utility costs ($4.1 million).

Other Expenses (in millions)	2012	2011	$ Change	% Change
Interest expense, net of interest income	$259.9	$216.5	$43.4	20.0%
Depreciation and amortization expense	238.3	202.4	35.9	17.7
Loan loss and other investment reserves, net of recoveries	0.6	(1.9)	2.5	131.6
Transaction related costs	4.5	3.8	0.7	18.4
Marketing, general and administrative expense	61.5	61.4	0.1	0.2
Total	$564.8	$482.2	$82.6	17.1%

The increase in interest expense was primarily attributable to the higher average consolidated debt balances outstanding during the period due to the increase in investment activity inclusive of the acquisitions of 1515 Broadway ($13.0 million), 180 Maiden Lane ($5.3 million), 110 East 42nd Street ($2.4 million) and Stonehenge properties ($3.0 million) subject to mortgages encumbering these properties and refinancing of 919 Third Avenue ($6.1 million) in June 2011 and 100 Church Street ($1.9 million) in June 2012. The consolidation of our interest in the West Coast office portfolio for the months of August and September also contributed to the increase in interest expense by $5.1 million.  The weighted average debt balance outstanding increased from $5.7 billion during the nine months ended September 30, 2011 to $6.4 billion during the nine months ended September 30, 2012.  The weighted average interest rate decreased from 5.03% for the nine months ended September 30, 2011 to 4.99% for the nine months ended September 30, 2012.

Loan loss and other investment reserves decreased year over year. We recorded $3.0 million in reserves and $2.4 million in recoveries in 2012 compared to $2.5 million in reserves and $4.4 million in recoveries in 2011.

Marketing, general and administrative, or MG&A, expenses for the nine months ended September 30, 2012 were $61.5 million, or 5.1% of total revenues including our share of joint venture revenue compared to $61.4 million, or 5.6% for the nine months ended September 30, 2011.

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

(5)         Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments; and

(6)         Proceeds from common or preferred equity or debt offerings by us (including issuances of our units of limited partnership interest and trust preferred securities), SL Green or ROP.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent and operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our joint venture investment programs will also continue to serve as a source of capital.

Our combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2012 are as follows (amounts in thousands):

	2012	2013	2014	2015	2016	Thereafter	Total
Property mortgages and other loans	$12,885	$567,087	$198,790	$285,350	$572,141	$3,275,772	$4,912,025
Corporate obligations	—	—	98,578	357	474,835	902,482	1,476,252
Joint venture debt-our share	13,670	154,063	309,602	36,478	528,329	989,434	2,031,576
Total	$26,555	$721,150	$606,970	$322,185	$1,575,305	$5,167,688	$8,419,853

As of September 30, 2012, we had approximately $183.9 million of cash on hand, inclusive of approximately $21.5 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $162.4 million and $394.5 million at September 30, 2012 and 2011, respectively, representing a decrease of $232.1 million.  The decrease was a result of the following increases and decreases in cash flows (amounts in thousands):

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)

Net cash provided by operating activities	$265,956	$237,696	$28,260
Net cash used in investing activities	$(829,176)	$(501,519)	$(327,657)
Net cash provided by financing activities	$587,391	$325,498	$261,893

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At September 30, 2012, our portfolio was 91.4% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, we used cash primarily for the following investing activities (amounts in thousands):

Acquisitions of and additions to real estate	$(69,286)
Escrow cash-capital improvements/acquisition deposits	(108,578)
Joint venture investments	(63,913)
Distributions from joint ventures	(59,243)
Net proceeds from sale of real estate	(90,181)
Other investments	(12,537)
Debt and preferred equity and other investments	76,081
Increase in net cash used in investing activities	$(327,657)

Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $111.5 million for the nine months ended September 30, 2011 to $107.4 million for the nine months ended September 30, 2012. The capital expenditures relate primarily to costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2011 revolving credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sales of real estate and from time to time SL Green issues common or preferred stock, or we issue units of limited partnership interest. During the nine months ended September 30, 2012, when compared to the nine months ended September 30, 2011, we used cash for the following financing activities (amounts in thousands):

Proceeds from our debt obligations	$(214,229)
Repayments under our debt obligations	597,191
Noncontrolling interests, contributions in excess of distributions	147,033
Other financing activities	60,108
Proceeds from issuance of preferred/common stock	(92,806)
Redemption of preferred units	(190,003)
Dividends paid	(45,401)
Increase in cash provided by financing activities	$261,893

Capitalization

As of September 30, 2012, we had 90,363,063 general and limited partner common units, 3,310,449 limited partner common units held by parties other than us, 66,668 performance-based LTIP units, 7,700,000 units of our 7.625% Series C cumulative redeemable preferred units of limited partnership interest, or Series C preferred units, and 9,200,000 units of our 6.5% Series I cumulative redeemable preferred units of limited partnership interest, or Series I preferred units outstanding. In addition, we also had preferred units of limited partnership interest having an aggregate liquidation preference of $49.6 million held by persons other than SL Green. Whenever SL Green issues common or preferred stock, the net proceeds received are contributed to us in exchange for an equivalent number of units of limited partnership interest of a corresponding class.

In September 2012, the Company redeemed its 4,000,000 shares, or $100.0 million of Series C preferred stock at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012. The Company recognized $6.3 million of costs to partially redeem the Series C preferred stock, which is included in preferred stock redemption costs on the consolidated statements of income. Simultaneously with that redemption, we redeemed our Series C preferred units from the Company at the redemption price paid by the Company to the Series C preferred stockholders.

In August 2012, the Company issued 9,200,000 shares of its 6.50% Series I cumulative redeemable preferred stock, or the Series I preferred stock, with a mandatory liquidation preference of $25.00 per share. The Series I preferred shareholders receive annual distributions of $1.625 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions.  SL Green is entitled to redeem its 6.50% Series I cumulative redeemable preferred stock at par for cash at its option on or after August 10, 2017.  The Series I preferred stock was recorded net of underwriters’ discount and issuance costs. Net proceeds from this offering (approximately $222.2 million) were contributed to us by SL Green in exchange for 9.2 million Series I preferred partnership units.

In July 2012, the Company redeemed all 4,000,000 shares, or $100.0 million of Series D preferred stock at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such preferred stock through July 14, 2012. The Company recognized $3.7 million of costs to redeem Series D preferred stock, which is included in preferred stock redemption costs on the consolidated statements of income. Simultaneously with that redemption, we redeemed our Series D preferred units from the Company at the redemption price paid by the Company to the Series D preferred stockholders.

In July 2011, we, along with the SL Green, entered into an “at-the-market” equity offering Program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. During the nine months ended September 30, 2012, SL Green had sold 2.6 million shares of its common stock through the ATM Program for aggregate gross proceeds of approximately $204.6 million ($201.3 million of net proceeds after related expenses). The net proceeds were used to repay debt, fund new investments and for other corporate purposes. Net proceeds from these offerings (approximately $201.3 million) were contributed to us in exchange for 2.6 million common partnership units.  As of September 30, 2012, SL Green had $45.4 million available to issue under the ATM Program.

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

During the nine months ended September 30, 2012 and 2011, SL Green issued approximately 1.3 million shares and 285 shares of its common stock and received approximately $99.6 million and $22,000 of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $99.5 million in proceeds received during the nine months ended September 30, 2012 were contributed to us by SL Green in exchange for an equivalent number common units. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  As of September 30, 2012, approximately 4.1 million fungible units, calculated on a weighted basis, were available for issuance under the 2005 Plan, or 5.2 million shares of SL Green’s common stock if all shares available under the 2005 Plan were issued as five-year stock options.

2006 Long-Term Outperformance Compensation Program

In August 2006, the compensation committee of SL Green’s board of directors approved a long-term incentive compensation program, the 2006 Outperformance Plan.  The performance criteria under the 2006 Outperformance Plan were not met and, accordingly, no LTIP Units were earned under the 2006 Outperformance Plan.

The cost of the 2006 Outperformance Plan (approximately $16.4 million, subject to adjustment for forfeitures) was amortized into earnings through July 31, 2011, the final vesting period.  We recorded compensation expense of approximately $10,000 and $70,000 for the three and nine months ended September 30, 2011, respectively, in connection with the 2006 Outperformance Plan. The cost of the 2006 Outperformance Plan had been fully expensed as of the quarter ended September 30, 2011.

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

Overall, the 2010 Long-Term Compensation Plan contemplates maximum potential awards of 1,179,987 LTIP Units and a cap of approximately $75 million when earned.  However, sufficient shares were not available under the 2005 Plan to fund the entire 2010 Long-Term Compensation Plan in December 2009, and the awards granted at that time, in the aggregate, were limited to 744,128 LTIP Units, subject to performance-based and time-based vesting, unless and until additional shares became available under the 2005 Plan prior to the end of the performance period for the 2010 Long-Term Compensation Plan.  At SL Green’s annual meeting of stockholders on June 15, 2010, SL Green’s stockholders approved the adoption of the 2005 Plan which, among other things, increased the number of shares available under the plan. That increase allowed SL Green to award the balance of the LTIP Units due under the 2010 Long-Term Compensation Plan.  The remaining awards were granted in June 2010. The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $3.3 million, $7.0 million, $2.3 million and $6.5 million for the three and nine months ended September 30, 2012 and 2011, respectively, related to the 2010 Long-Term Compensation Plan.

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

As of September 30, 2012, 96.8% of the 2011 Outperformance Plan had been granted. The cost of the 2011 Outperformance Plan for the 96.8% granted (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.4 million and $4.0 million during the three and nine months ended September 30, 2012, respectively, related to this program.

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

During the nine months ended September 30, 2012, 7,281 phantom stock units were earned.  As of September 30, 2012, there were approximately 74,130 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make SL Green’s business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase SL Green’s shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the Securities Exchange Commission with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of September 30, 2012, approximately 62,464 shares of our common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units of limited partnership interest.

Market Capitalization

At September 30, 2012, borrowings under our mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes and trust preferred securities and our share of joint venture debt represented 51.5% of SL Green’s combined market capitalization of approximately $16.4 billion (based on a common stock price of $80.07 per share, the closing price of SL Green’s common stock on the New York Stock Exchange on September 30, 2012).  Market capitalization includes our consolidated debt, SL Green common and preferred stock and the conversion of all our common units of limited partnership interest into SL Green common stock, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2011 revolving credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

Debt Summary:	September 30, 2012	December 31, 2011
Balance
Fixed rate	$4,922,009	$4,802,009
Variable rate — hedged	38,410	30,000
Total fixed rate	4,960,419	4,832,009
Variable rate	1,040,246	911,162
Variable rate—supporting variable rate assets	387,612	351,325
Total variable rate	1,427,858	1,262,487
Total	$6,388,277	$6,094,496

Percent of Total Debt:
Total fixed rate	77.6%	79.3%
Variable rate	22.4%	20.7%
Total	100.0%	100.0%

Effective Interest Rate for the Quarter:
Fixed rate	5.61%	5.99%
Variable rate	3.00%	2.16%
Effective interest rate	5.06%	4.87%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.21% and 0.24% at September 30, 2012 and 2011, respectively).  Our consolidated debt at September 30, 2012 had a weighted average term to maturity of approximately 5.73 years.

Certain of our debt and preferred equity investments, with a face amount of approximately $387.6 million at September 30, 2012, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.

Mortgage Financing

As of September 30, 2012, our total mortgage debt (excluding our share of joint venture debt of approximately $2.0 billion) consisted of approximately $3.7 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.65% and $1.3 billion of variable rate debt with an effective weighted average interest rate of approximately 3.15%.

Corporate Indebtedness

2011 Revolving Credit Facility

In November 2011, we entered into a $1.5 billion revolving credit facility, or the 2011 revolving credit facility. The 2011 revolving credit facility bears interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP.  As of September 30, 2012, the applicable spread was 150 basis points.  The 2011 revolving credit facility matures in November 2015 and has a one-year as-of-right extension option, subject to certain conditions and the payment of an extension fee of 20 basis points.  We also have an option, subject to customary conditions, without the consent of existing lenders, to increase the capacity under the 2011 revolving credit facility to $1.75 billion at any time prior to the maturity date.  We are required to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility, which fee is based on the credit rating assigned to the senior unsecured long-term indebtedness of ROP. As of September 30, 2012, the facility fee was 35 basis points. At September 30, 2012, we had approximately $200.0 million of borrowings and $92.2 million of letters of credit outstanding under the 2011 revolving credit facility, with undrawn capacity of $1.2 billion.

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

Master Repurchase Agreement

In September 2012, we entered into an uncommitted Master Repurchase Agreement, or MRA, with a financial institution, with a maximum facility capacity of $175.0 million, in which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. The MRA’s interest rate is based on 1-month LIBOR plus 300 basis points. The MRA matures in September 2013, and has a 1-year extension option. At September 30, 2012, this facility had not been utilized.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures by scheduled maturity date as of September 30, 2012 and December 31, 2011, respectively (amounts in thousands):

Issuance	September 30, 2012 Unpaid Principal Balance	September 30, 2012 Accreted Balance	December 31, 2011 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
March 26, 2007(2)	$18,003	$18,003	$119,423	3.00%	3.00%	20	March 30, 2027
June 27, 2005(3)(4)	357	357	657	4.00%	4.00%	20	June 15, 2025
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
August 5, 2011(5)	250,000	249,607	249,565	5.00%	5.03%	7	August 15, 2018
October 12, 2010(6)	345,000	284,872	277,629	3.00%	7.13%	7	October 15, 2017
March 31, 2006(3)	275,000	274,835	274,804	6.00%	6.02%	10	March 31, 2016
August 13, 2004(3)	98,578	98,578	98,578	5.88%	5.88%	10	August 15, 2014
	$1,236,938	$1,176,252	$1,270,656

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
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
(4)

Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491. During the nine months ended September 30, 2012, we repurchased $300,000 of these bonds at par.

(5)	Issued by us, the Company and ROP, as co-obligors.
(6)

In October 2010, we issued $345.0 million of these exchangeable notes. Interest on these notes is payable semi-annually on April 15 and October 15. The notes have an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million was recorded in capital. As of September 30, 2012, approximately $60.1 million remained unamortized.

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

Restrictive Covenants

The terms of our 2011 revolving credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2012 and December 31, 2011, we were in compliance with all such covenants.

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2012 would increase our annual interest cost by approximately $13.8 million and would increase our share of joint venture annual interest cost by approximately $5.0 million, respectively.

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

Approximately $5.0 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2012 ranged from LIBOR plus 90 basis points to LIBOR plus 950 basis points.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2012, we will incur approximately $36.9 million of capital expenditures, which are net of loan reserves, (including tenant improvements and leasing commissions) on existing wholly-owned properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $3.7 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

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

Based on SL Green’s current annual dividend rate of $1.00 per share, it would pay approximately $93.7 million in dividends.  Before SL Green pays any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our revolving credit facility, and our senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $2.4 million, $0.8 million and $1.9 million for the three and nine months ended September 30, 2012 and 2011, respectively.  We paid Alliance approximately $4.7 million, $12.9 million, $4.3 million and $10.9 million for the three and nine months ended September 30, 2012 and 2011, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $2,400, $58,300, $700 and $66,900 for the three and nine months ended September 30, 2012 and 2011, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease is $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $93,000, $292,000, $113,000 and $335,000 for the three and nine months ended September 30, 2012 and 2011, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 11, “Related Party Transactions” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $750.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $775.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2012.  Additional coverage may be purchased on a stand-alone basis for certain assets.  We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2013.

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

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies_Accounting Standards Updates” in the accompanying consolidated financial statements.

Forward-Looking Information

This report includes certain statements that may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof.  All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the Manhattan, Brooklyn, Westchester County, Connecticut, Long Island and New Jersey office markets, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to material affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As of September 30, 2012, we were not involved in any material litigation nor, to management’s knowledge, is any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.                                       RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2012, we issued 35,767 units of limited partnership interest in connection with an acquisition. SL Green may satisfy redemption requests for the units issued in the transaction described above with shares of SL Green’s common stock, on a one-for-one basis, pursuant to the Operating Partnership agreement.  The units were issued in reliance on the exemption from registration provided by Section 4(2) of the Act.

ITEM 3.                                                DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.                                                OTHER INFORMATION

None

ITEM 6.                                                EXHIBITS

(a)         Exhibits:

3.1

Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Operating Partnership’s Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.

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

101.1

The following financial statements from SL Green Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.**

**

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

SL Green Operating Partnership, L.P.
By: SL Green Realty Corp., its general partner

Dated: November 8, 2012	By:	/s/ James Mead
James Mead
Chief Financial Officer