Form 10-Q
period 2013-03-31
SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2013-05-14
CIK 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

SL GREEN OPERATING PARTNERSHIP, L.P.

PART I.                                                                          FINANCIAL INFORMATION

ITEM 1.                                                                        Financial Statements

SL Green Operating Partnership, L.P.

Consolidated Balance Sheets

(Amounts in thousands, except per unit data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,886,099	$2,886,099
Building and improvements	7,452,347	7,389,766
Building leasehold and improvements	1,346,481	1,346,748
Properties under capital lease	47,179	40,340
	11,732,106	11,662,953
Less: accumulated depreciation	(1,461,775)	(1,393,323)
	10,270,331	10,269,630
Assets held for sale	—	4,901
Cash and cash equivalents	220,104	189,984
Restricted cash	130,233	136,071
Investment in marketable securities	22,994	21,429
Tenant and other receivables, net of allowance of $20,947 and $21,652 in 2013 and 2012, respectively	41,950	48,544
Related party receivables	11,169	7,531
Deferred rents receivable, net of allowance of $28,475 and $29,580 in 2013 and 2012, respectively	355,250	340,747
Debt and preferred equity investments, net of discount of $11,251 and $13,572 and allowance of $7,000 both in 2013 and 2012, respectively	1,443,834	1,357,203
Investments in unconsolidated joint ventures	1,073,130	1,032,243
Deferred costs, net	252,018	261,145
Other assets	722,952	718,326
Total assets	$14,543,965	$14,387,754

Liabilities
Mortgages and other loans payable	$4,815,485	$4,615,464
Revolving credit facility	30,000	70,000
Term loan and senior unsecured notes	1,732,588	1,734,956
Accrued interest payable and other liabilities	73,666	73,769
Accounts payable and accrued expenses	143,812	159,598
Deferred revenue	322,317	321,764
Capitalized lease obligations	43,404	37,518
Deferred land leases payable	19,750	20,897
Dividend and distributions payable	37,737	37,839
Security deposits	49,803	46,253
Liabilities related to assets held for sale	—	136
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,368,562	7,218,194

Commitments and contingencies	—	—
Series G preferred units, $25.00 liquidation preference, 1,902 issued and outstanding at both March 31, 2013 and December 31, 2012, respectively	47,550	47,550
Series H preferred units, $25.00 liquidation preference, 80 issued and outstanding at both March 31, 2013 and December 31, 2012, respectively	2,000	2,000

Capital
SLGOP partners’ capital:
Series C preferred units, 7,700 outstanding at both March 31, 2013 and December 31, 2012, respectively	180,340	180,340
Series I preferred units, 9,200 outstanding at both March 31, 2013 and December 31, 2012, respectively	221,932	221,965
SL Green partners’ capital (941 and 940 general partner common units and 90,614 and 90,310 limited partner common units outstanding at March 31, 2013 and December 31, 2012, respectively)	6,207,552	6,189,529
Limited partner interests in SLGOP (2,586 and 2,760 limited partner common units outstanding at March 31, 2013 and December 31, 2012, respectively	54,716	71,524
Accumulated other comprehensive loss	(27,120)	(30,649)
Total SLGOP partners’ capital	6,637,420	6,632,709
Noncontrolling interests in other partnerships	488,433	487,301
Total capital	7,125,853	7,120,010
Total liabilities and capital	$14,543,965	$14,387,754

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Income

(Unaudited, and amounts in thousands, except per unit data)

	Three Months Ended March 31,
	2013	2012
Revenues
Rental revenue, net	$270,489	$260,762
Escalation and reimbursement	41,000	41,656
Investment and preferred equity income	52,708	26,338
Other income	5,774	10,377
Total revenues	369,971	339,133
Expenses
Operating expenses, including approximately $4,150 (2013) and $3,471 (2012) paid to related parties	73,633	73,254
Real estate taxes	53,688	51,480
Ground rent	10,990	8,806
Interest expense, net of interest income	81,336	80,137
Amortization of deferred financing costs	4,463	3,580
Depreciation and amortization	80,683	77,069
Loan loss and other investment reserves, net of recoveries	—	564
Transaction related costs	1,358	1,056
Marketing, general and administrative	21,067	20,196
Total expenses	327,218	316,142
Income from continuing operations before equity in net income (loss) from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, noncontrolling interests and discontinued operations	42,753	22,991
Equity in net income (loss) from unconsolidated joint ventures	5,073	(1,560)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	7,260
Loss on sale of investment in marketable securities	(57)	—
Loss on early extinguishment of debt	(18,513)	—
Income from continuing operations	29,256	28,691
Net loss from discontinued operations	(32)	(161)
Gain on sale of discontinued operations	1,113	6,627
Net income	30,337	35,157
Net income attributable to noncontrolling interests in other partnerships	(2,901)	(1,071)
Preferred unit distributions	(565)	(397)
Net income attributable to SLGOP	26,871	33,689
Perpetual preferred unit distributions	(7,407)	(7,545)
Net income attributable to SLGOP common unitholders	$19,464	$26,144

Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$18,383	$12,418
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	7,260
Net loss from discontinued operations	(32)	(161)
Gain on sale of discontinued operations	1,113	6,627
Net income	$19,464	$26,144

Basic earnings per unit:
Net income from continuing operations before discontinued operations	$0.20	$0.14
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	0.08
Net loss from discontinued operations	—	—
Gain on sale of discontinued operations	0.01	0.07
Net income attributable to SLGOP common unitholders	$0.21	$0.29

Diluted earnings per unit:
Net income from continuing operations before discontinued operations	$0.20	$0.14
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	0.08
Net loss from discontinued operations	—	—
Gain on sale of discontinued operations	0.01	0.07
Net income attributable to SLGOP common unitholders	$0.21	$0.29

Dividends per unit	$0.33	$0.25
Basic weighted average common unit outstanding	94,086	89,793
Diluted weighted average common units and common units equivalents outstanding	94,302	90,173

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Comprehensive Income

(Unaudited, and amounts in thousands)

	Three Months Ended March 31,
	2013	2012

Net income	$30,337	$35,157
Other comprehensive income:
Net unrealized loss on derivative instruments	(41)	(146)
Reclassification of net realized loss on derivatives designated as cashflow hedges into interest expense	468	460
SLGOP’s share of joint venture net unrealized gain on derivative instruments	221	58
Reclassification of SLGOP’s share of joint venture net realized loss on derivatives designated as cashflow hedges into equity in net income from unconsolidated joint ventures	1,240	2,743
Unrealized gain on marketable securities	1,641	770
Other comprehensive income	3,529	3,885

Comprehensive income	33,866	39,042

Net income attributable to noncontrolling interests in other partnerships	(2,901)	(1,071)

Comprehensive income attributable to SLGOP	$30,965	$37,971

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statement of Capital

(Unaudited, and amounts in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
							Accumulated
	Series C	Series I	General Partner		Limited Partners		Other
	Preferred Units	Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2012	$180,340	$221,965	91,250	$6,189,529	2,760	$71,524	$(30,649)	$487,301	$7,120,010
Net income	3,670	3,737		18,909		555		2,901	29,772
Other comprehensive income							3,529		3,529
Preferred distributions	(3,670)	(3,737)							(7,407)
DRIP proceeds			—	13					13
Redemption of units			224	17,287	(224)	(17,287)			—
Issuance of units					50	777			777
Amortization of deferred compensation plan			2	7,822					7,822
Preferred units issuance costs		(33)							(33)
Common units issuance costs			—	(24)					(24)
Contributions - proceeds from stock options exercised			79	4,533					4,533
Contributions to consolidated joint venture								3,110	3,110
Distributions to noncontrolling interests								(4,879)	(4,879)
Cash distribution declared ($0.33 per common unit, none of which represented a return of capital for federal income tax purposes)				(30,517)		(853)			(31,370)

Balance at March 31, 2013	$180,340	$221,932	91,555	$6,207,552	2,586	$54,716	$(27,120)	$488,433	$7,125,853

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Consolidated Statements of Cash Flows

(Unaudited, and amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating Activities
Net income	$30,337	$35,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,146	80,663
Equity in net (income) loss from unconsolidated joint ventures	(5,073)	1,560
Distributions of cumulative earnings from unconsolidated joint ventures	6,901	4,408
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	—	(7,260)
Gain on sale of discontinued operations	(1,113)	(6,627)
Loan loss and other investment reserves, net of recoveries	—	564
Loss on early extinguishment of debt	18,513	—
Deferred rents receivable	(13,923)	(21,123)
Other non-cash adjustments	(22,115)	5,554
Changes in operating assets and liabilities:
Restricted cash — operations	5,447	(12,771)
Tenant and other receivables	7,409	14
Related party receivables	(3,638)	(3,664)
Deferred lease costs	(4,646)	(7,152)
Other assets	(21,185)	(24,230)
Accounts payable, accrued expenses and other liabilities	869	4,118
Deferred revenue and land leases payable	19,596	7,620
Net cash provided by operating activities	102,525	56,831
Investing Activities
Acquisitions of real estate property	(48,500)	(145,558)
Additions to land, buildings and improvements	(11,617)	(32,561)
Escrowed cash — capital improvements/acquisition deposits	191	(1,533)
Investments in unconsolidated joint ventures	(49,996)	(105,633)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	5,333	16,652
Net proceeds from disposition of real estate/joint venture interest	5,852	23,088
Other investments	(10,146)	(40,016)
Debt and preferred equity and other investments, net of repayments/participations	(65,607)	(8,631)
Net cash used in investing activities	(174,490)	(294,192)
Financing Activities
Proceeds from mortgages and other loans payable	980,333	108,500
Repayments of mortgages and other loans payable	(787,887)	(13,526)
Proceeds from credit facility and senior unsecured notes	155,000	300,000
Repayments of credit facility and senior unsecured notes	(199,960)	(352,454)
Contributions of proceeds from stock options exercised and DRIP issuance	4,546	102,089
Contributions of net proceeds from sale of common stock/preferred stock	(57)	122,953
Purchases of treasury stock	—	(11,158)
Distributions to noncontrolling interests in other partnerships	(4,879)	(7,117)
Contributions from noncontrolling interests in other partnerships	3,110	18,331
Distributions paid on common and preferred units	(39,444)	(29,215)
Deferred loan costs and capitalized lease obligations	(8,677)	(5,569)
Net cash provided by financing activities	102,085	232,834
Net increase (decrease) in cash and cash equivalents	30,120	(4,527)
Cash and cash equivalents at beginning of period	189,984	138,192
Cash and cash equivalents at end of period	$220,104	$133,665

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

Substantially all of SL Green’s assets are held by, and its operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership.  As of March 31, 2013, noncontrolling investors held, in the aggregate, a 2.75% common limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.  See Note 12, “Capital.”

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are our wholly-owned subsidiaries.

As of March 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,347,945	93.8%
	Unconsolidated properties	9	5,934,434	95.3%

Suburban	Consolidated properties	26	3,899,800	78.4%
	Unconsolidated properties	5	1,539,700	84.7%
		67	29,721,879	91.6%

(1)         The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of March 31, 2013, we also owned investments in 14 stand-alone retail properties encompassing approximately 465,207 square feet, 15 development properties encompassing approximately 2,580,691 square feet, three residential properties encompassing 468 units (approximately 497,093 square feet), two land interests encompassing 961,400 square feet and 31 west coast office properties encompassing approximately 4,473,603 square feet.  In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,415 rentable square feet. As of March 31, 2013, we also held debt and preferred equity investments with a book value of $1.4 billion.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of SLGOP at March 31, 2013 and the results of operations for the periods presented have been included.  The 2013 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. These financial statements should be read in conjunction with the financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly-owned or controlled by us. Entities which we do not control through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method or as debt and preferred equity investments.  See Note 5, “Debt and Preferred Equity Investments” and Note 6, “Investments in Unconsolidated Joint Ventures.”  All significant intercompany balances and transactions have been eliminated.

We consolidate variable interest entities, or VIEs, in which we are considered the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of March 31, 2013 and December 31, 2012 are approximately $596.1 million and $607.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of March 31, 2013 and December 31, 2012 are approximately $377.4 million and $379.6 million, respectively, related to our consolidated VIEs.

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

We assess the accounting treatment for each joint venture and debt and preferred equity investment.  This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating.  For all VIE’s, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity’s economic performance.  In situations where we and our partner approves, among other things, the annual budget, receives a detailed monthly reporting package from us, meets on a quarterly basis to review the results of the joint venture, reviews and approves the joint venture’s tax return before filing, and approves all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of our joint venture.  Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property.  In addition, we assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. We do not believe that the values of any of our consolidated properties or equity investments were impaired at either March 31, 2013 or December 31, 2012.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

We recognized an increase of approximately $3.9 million and $2.1 million in rental revenue for the three months ended March 31, 2013 and 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.3 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively.

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013	December 31, 2012
Identified intangible assets (included in other assets):
Gross amount	$725,708	$725,861
Accumulated amortization	(279,714)	(263,107)
Net	$445,994	$462,754

Identified intangible liabilities (included in deferred revenue):
Gross amount	$652,117	$651,921
Accumulated amortization	(374,239)	(357,225)
Net	$277,878	$294,696

Fair Value Measurements

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

March 31, 2013

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

•                  Cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities:  The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, and other assets and liabilities reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments.

•                  Debt and preferred equity investments:  The fair value of debt and preferred equity investments is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See “Reserve for Possible Credit Losses” below regarding valuation allowances for loan losses.

•                  Derivative instruments: The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on-well recognized financial principles and reasonable estimates about relevant future market conditions.

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

Investment in Marketable Securities

We invest in marketable securities. At the time of purchase, we are required to designate a security as held-to-maturity, available-for-sale, or trading depending on ability and intent. We do not have any securities designated as held-to-maturity or trading at this time. Securities available-for-sale are reported at fair value pursuant to ASC 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive loss.  Unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component. Included in accumulated other comprehensive loss at March 31, 2013 and December 31, 2012 is approximately $5.1 million and $3.4 million, respectively, in net unrealized gains related to marketable securities.

The cost of bonds and marketable securities sold was determined using the specific identification method.

At March 31, 2013 and December 31, 2012, we held the following marketable securities (in thousands):

	March 31, 2013	December 31, 2012
Level 1 — Equity marketable securities	$3,903	$2,202
Level 2 — Commercial mortgage-backed securities	15,521	15,575
Level 3 — Rake bonds	3,570	3,652
Total marketable securities available-for-sale	$22,994	$21,429

The cost basis of the Level 3 securities was $3.7 million at March 31, 2013 and December 31, 2012. There were no sales of Level 3 securities during the three months ended March 31, 2013. The Level 3 securities mature at various times through 2030.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, management records amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, management records amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying consolidated balance sheets.  We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account.  The balance reflected on the consolidated balance sheet is net of such allowance.

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

March 31, 2013

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

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge off.  We recorded no loan loss reserves during the three months ended March 31, 2013. During the three months ended March 31, 2012, we recorded loan loss reserves of $3.0 million on investments being held to maturity and approximately $2.4 million in recoveries in connection with the sale of our investments. This is included in loan loss and other investment reserves, net of recoveries in the accompanying consolidated statements of income.

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

Pursuant to amendments to the Code that became effective January 1, 2001, SL Green has elected, and may in the future, elect to treat certain of its existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS. In general, a TRS of SL Green may perform non-customary services for its tenants, hold assets that SL Green cannot hold directly and generally may engage in any real estate or non-real estate related business. SL Green’s TRSs, which are consolidated into SLGOP, generate income, resulting in Federal and state income tax liability for these entities.  SL Green’s TRSs recorded Federal, state and local tax provisions of $1.6 million and zero during the three months ended March 31, 2013 and 2012, respectively, and made estimated tax payments of $0.1 million and zero during the three months ended March 31, 2013 and 2012, respectively.

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

SL Green’s stock options are recorded at fair value at the time of issuance. Fair value of the stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because SL Green’s plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in SL Green’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of SL Green’s employee stock options.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of SL Green’s board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with performance measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of SL Green’s share-based incentive compensation plans, SL Green accepts the return of shares of its common stock, at the current quoted market price, from certain key employee to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

Awards can also be made in the form of a separate series of our units of limited partnership interest called long-term incentive plan units, or LTIP Units. LTIP Units, which can be granted either as free-standing awards or in tandem with other awards under SL Green’s stock incentive plan, are valued by reference to the value of SL Green’s common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee of SL Green’s board of directors may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

Earnings per Unit

We present both basic and diluted earnings per unit, or EPU. Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount.  The dilutive effect of the outstanding nonvested shares of SL Green common stock, or nonvested shares, and restricted stock units, or RSUs, that have not yet been granted but are contingently issuable under the SL Green’s share-based compensation programs is reflected in the weighted average diluted shares calculation by application of the treasury stock method at the beginning of the quarterly period in which all necessary conditions have been satisfied. The dilutive effect of stock options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is located in the New York Metropolitan area. See Note 5, “Debt and Preferred Equity Investments.” We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Brooklyn, Long Island, Westchester County, Connecticut, Northern New Jersey and the west coast.  The tenants located in our buildings operate in various industries.  Other than three tenants who account for approximately 6.0%, 6.5% and 7.0% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 1.9% of our annualized cash rent, including our share of joint venture annualized cash rent at March 31, 2013. Approximately 9%, 7%, 6% and 6% of our annualized cash rent for consolidated properties for the three months ended March 31, 2013 was attributable to 1515 Broadway, 1185 Avenue of the Americas, 420 Lexington Avenue and One Madison Avenue, respectively.  In addition, two debt and preferred equity investments accounted for more than 10% of the income earned on debt and preferred equity investments during the three months ended March 31, 2013.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Reclassification

Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.

Accounting Standards Updates

In February 2013, the FASB issued guidance on the presentation and disclosure of reclassification adjustments out of accumulated other comprehensive income, or AOCI. The standard requires an entity to present information about significant items reclassified out of AOCI by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to financial statements. The guidance became effective for calendar year-end public companies beginning in the first quarter of 2013 and its adoption did not have a material impact on our consolidated financial statements.

3.  Property Acquisitions

2013 Acquisitions

In March 2013, we, along with Magnum Real Estate Group, acquired 84 residential apartment units, consisting of 72 apartment units and 12 townhouses, located at 248-252 Bedford Avenue, Williamsburg, Brooklyn for $54.9 million. Simultaneous with the closing, the joint venture closed on a five-year $22.0 million mortgage loan which carries a floating rate of interest of 225 basis points over LIBOR. The property sits on top of a commercial property already owned by us. We hold a 90% controlling interest in this joint venture. We are currently in the process of analyzing the fair value of the investment. Therefore, the purchase price allocation is preliminary and subject to change.

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

In October 2012, we, along with Stonehenge Partners, acquired a 99-year leasehold position covering an 82,250 square foot (unaudited), 96 unit residential building located at 1080 Amsterdam Avenue which we plan to redevelop into luxury residential units.

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

In October 2011, we formed a joint venture with Stonehenge Partners and, in January 2012, we acquired five retail and two multifamily properties in Manhattan for $193.1 million, inclusive of our issuance of $47.6 million aggregate liquidation preference of 4.5% Series G preferred units of limited partnership interest. Simultaneous with the closing, we financed the multifamily component, which encompasses 385 units and 488,000 square feet (unaudited), with an aggregate 12-year $100.0 million fixed rate mortgage which bears interest at 4.125% and one of the retail properties financed with a five-year $8.5 million fixed rate mortgage which bears interest at 3.75%. We hold an 80% interest in this joint venture which we consolidate as a VIE since we have been designated as the primary beneficiary.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these 2012 acquisitions (amounts in thousands):

	635-641 Sixth Avenue	304 Park Avenue South	Stonehenge Properties

Land	$69,848	$54,189	$65,533
Building and building leasehold	104,474	75,619	128,457
Above market lease value	—	2,824	594
Acquired in-place leases	7,727	8,265	9,573
Other assets, net of other liabilities	—	—	2,190
Assets acquired	182,049	140,897	206,347

Fair value adjustment to mortgage note payable	—	—	—
Below market lease value	9,049	5,897	13,239
Liabilities assumed	9,049	5,897	13,239

Purchase price allocation	$173,000	$135,000	$193,108

Net consideration funded by us at closing	$173,000	$135,000	$78,121
Equity and/or debt investment held	$—	$—	$—
Debt assumed	$—	$—	$—

4.  Property Dispositions and Assets Held for Sale

In February 2013, we, along with our joint venture partner, sold our property located at 44 West 55th Street for $6.3 million. We recognized a gain of $1.1 million on the sale.

In February 2012, we sold our leased fee interest at 292 Madison Avenue for $85.0 million. We recognized a gain of $6.6 million on the sale.

Discontinued operations included the results of operations of real estate assets sold prior to March 31, 2013. This included 44 West 55th Street, which was sold in February 2013 and 292 Madison Avenue, which was sold in February 2012.

The following table summarizes income from discontinued operations for the three months ended March 31, 2013 and 2012, respectively (in thousands).

	Three Months Ended March 31,
	2013	2012
Revenues
Rental revenue	$(10)	$568
Escalation and reimbursement revenues	—	7
Other income	—	—
Total revenues	(10)	575
Operating expenses	5	11
Real estate taxes	10	18
Interest expense, net of interest income	—	598
Transaction related costs	—	95
Depreciation and amortization	7	14
Total expenses	22	736
Net loss from discontinued operations	$(32)	$(161)

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

5.  Debt and Preferred Equity Investments

During the three months ended March 31, 2013 and 2012, our debt and preferred equity investments (net of discounts) increased approximately $208.6 million and $76.3 million, respectively, due to originations, purchases, accretion of discounts and paid-in-kind interest.  We recorded repayments, participations and sales of approximately $121.9 million and $59.7 million, respectively, and loan loss reserves of zero and $3.0 million during the three months ended March 31, 2013 and 2012, respectively, which offset the increases in debt and preferred equity investments.

As of March 31, 2013 and December 31, 2012, we held the following debt investments with an aggregate weighted average current yield of approximately 11.1% at March 31, 2013 (in thousands):

Loan Type	March 31, 2013 Senior Financing	March 31, 2013 Carrying Value, Net of Discounts	December 31, 2012 Carrying Value, Net of Discounts	Initial Maturity Date
Other Loan	$399,500	$15,000	$—	March 2015
Mezzanine Loan	205,000	66,936	66,544	February 2016
Mortgage/Mezzanine Loan	168,567	46,511	46,496	May 2016
Mezzanine Loan	177,000	15,644	15,906	May 2016
Junior Participation	133,000	49,000	49,000	June 2016
Mezzanine Loan	165,000	71,119	71,067	November 2016
Mortgage/Mezzanine Loan(1)	1,109,000	73,292	115,804	March 2017
Other Loan	15,000	3,500	3,500	September 2021
Mortgage(2)	—	218,270	218,068	—
Total fixed rate	$2,372,067	$559,272	$586,385
Junior Participation(3)	$60,250	$10,875	$10,875	June 2013
Mezzanine Loan(4)	75,000	7,650	7,650	July 2013
Mezzanine Loan(5)	—	30,000	—	December 2013
Mortgage/Mezzanine Loan(6)	330,000	132,000	132,000	July 2014
Mezzanine Loan(7)	62,500	37,500	37,500	July 2014
Mezzanine Loan	170,000	60,000	60,000	August 2014
Mortgage	—	15,000	15,000	September 2014
Mortgage/Mezzanine Loan(8)	—	50,439	47,679	February 2015
Mezzanine Loan(9)	92,711	56,289	56,289	December 2015
Mezzanine Loan(10)	775,000	75,000	—	March 2016
Mezzanine Loan	55,000	35,000	35,000	July 2016
Mezzanine Loan(11)	81,000	35,202	34,940	October 2016
Total floating rate	$1,701,461	$544,955	$436,933
Total	4,073,528	1,104,227	1,023,318
Loan loss reserve(3)	—	(7,000)	(7,000)
	$4,073,528	$1,097,227	$1,016,318

(1)

Interest is added to the principal balance for this accrual only loan. In January 2013, we sold 50% of the mezzanine loan for $57.8 million and recognized additional income of $12.9 million, which is included in investment and preferred equity income on the consolidated statements of income. The unaccrued interest during the period in which the loan was on non-accrual status is being accrued as of January 2013.

(2)	In November 2012, we acquired this non-performing loan with an original balance of $219.0 million, which accrues interest at its default rate. This loan matured in June 2012.
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

(5)	In February 2013, we entered into a loan participation agreement in the amount of $30.0 million on a $100.0 million mortgage. The note has two one-year extension options.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

(6)

As part of the restructuring and refinancing of the related senior mortgage in July 2012, our outstanding investment in the amount of $49.9 million was repaid in full at maturity and we also entered into a loan participation in the amount of $182.0 million on the $462.0 million outstanding senior mortgage which maturity was extended to July 2014. In September 2012, we sold $50.0 million of our interest in the senior mortgage to a third party.

(7)

In November 2012, we entered into a loan participation agreement in the amount of $5.0 million on a $37.5 million mortgage. As a result of the transfer not meeting the conditions for sale accounting, the portion that was participated out has been recorded in other liabilities in the accompanying consolidated balance sheet.

(8)	As of March 31, 2013, we were committed to fund an additional $8.3 million in connection with this loan.
(9)	As of March 31, 2013, we were committed to fund an additional $28.7 million in connection with this loan.
(10)	In March 2013, we originated a $150.0 million junior mezzanine loan and simultaneously sold one-half of our interest at par.
(11)	As of March 31, 2013, we were committed to fund an additional $14.8 million in connection with this loan.

Preferred Equity Investments

As of March 31, 2013 and December 31, 2012, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 11.4% at March 31, 2013 (in thousands):

Type	March 31, 2013 Senior Financing	March 31, 2013 Carrying Value, Net of Discounts	December 31, 2012 Carrying Value, Net of Discounts	Initial Mandatory Redemption
Preferred equity(1)(2)	$480,000	$103,437	$100,831	July 2014
Preferred equity	70,000	10,000	10,000	October 2014
Preferred equity(1)(3)	57,087	20,238	19,136	April 2016
Preferred equity(1)	926,260	212,932	210,918	July 2016
	$1,533,347	$346,607	$340,885

(1)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.
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

(3)	As of March 31, 2013, we are committed to fund an additional $5.7 million on this loan.

The following table is a rollforward of our total loan loss reserves at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Balance at beginning of year	$7,000	$50,175
Expensed	—	3,000
Recoveries	—	(2,436)
Charge-offs and reclassifications	—	(43,739)
Balance at end of period	$7,000	$7,000

At March 31, 2013 and December 31, 2012, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at March 31, 2013 and December 31, 2012 comprising commercial real estate, which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $129.0 million at March 31, 2013 and $121.3 million at December 31, 2012. No financing receivables were 90 days past due or on non-accrual status at March 31, 2013.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

The following table presents impaired loans, which may include non-accrual loans, as of March 31, 2013 and December 31, 2012, respectively (in thousands):

	March 31, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
With an allowance recorded:
Commercial real estate	10,750	10,750	7,000	10,750	10,750	7,000
Total	$10,750	$10,750	$7,000	$10,750	$10,750	$7,000

The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012

Average recorded investment in impaired loans	$10,864	$79,937

Investment and preferred equity income recognized	227	1,562

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6.  Investments in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including The City Investment Fund, or CIF, SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Blackstone Real Estate Partners VII, or Blackstone, Square Mile Capital Management LLC, or Square Mile, Plaza Global Real Estate Partners LP or Plaza, Angelo Gordon Real Estate Inc., or AG, as well as private investors. All the investments below are voting interest entities, except for 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these three VIEs was $124.5 million and $117.7 million at March 31, 2013 and December 31, 2012, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting. We assess the accounting treatment for each joint venture on a stand-alone basis. This includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. In situations where we and our partner are involved in some or all of the following: approving the annual budget, receiving a detailed monthly reporting package from us, meeting with us on a quarterly basis to review the results of the joint venture, reviewing and approving the joint venture’s tax return before filing, and approving all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

The table below provides general information on each of our joint ventures as of March 31, 2013 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price($)(1)

100 Park Avenue	Prudential	49.90%	49.90%	834	02/00	95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	07/05	22,400
1604-1610 Broadway(14)	Onyx	90.00%	90.00%	30	11/05	4,400
27-29 West 34th Street	Sutton	50.00%	50.00%	41	01/06	30,000
717 Fifth Avenue(2)	Sutton/Private Investor	10.92%	10.92%	120	09/06	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	12/06	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	04/07	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	04/07	210,000
16 Court Street	CIF	35.00%	35.00%	318	07/07	107,500
The Meadows(3)	Onyx	50.00%	50.00%	582	09/07	111,500
388 and 390 Greenwich Street(4)	SITQ	50.60%	50.60%	2,600	12/07	1,575,000
180/182 Broadway(5)	Harel/Sutton	25.50%	25.50%	71	02/08	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	05/10	193,000
11 West 34th Street	Private Investor/Sutton	30.00%	30.00%	17	12/10	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	12/10	4,000
3 Columbus Circle(7)	Moinian	48.90%	48.90%	769	01/11	500,000
280 Park Avenue(8)	Vornado	50.00%	50.00%	1,237	03/11	400,000
1552-1560 Broadway(9)	Sutton	50.00%	50.00%	49	08/11	136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	09/11	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	01/12	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	02/12	252,500
33 Beekman(10)	Harel/Private Investor	45.90%	45.90%	145	08/12	31,000
West Coast office portfolio(11)	Blackstone/SquareMile	36.01%	36.01%	4,474	09/12	880,103
521 Fifth Avenue(12)	Plaza	50.50%	50.50%	460	11/12	315,000
21 East 66th Street(13)	Private Investors	32.28%	32.28%	17	12/12	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	12/12	45,000
Herald Center (6)	AG	40.00%	40.00%	365	01/13	50,000

(1)             Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)             In June 2012, this retail condominium was recapitalized. The recapitalization triggered a promote which resulted in a reduction of our economic interest. In addition, we sold 50% of our remaining interest at a property valuation of $617.6 million. We recognized $67.9 million of additional cash income, equivalent to profit, due to the distribution of refinancing proceeds and a gain on sale of $3.0 million. The refinancing replaced the $245.0 million floating rate mortgage loan, which bore interest at 275 basis points over LIBOR and was due to mature in September 2012, with a $300.0 million mortgage loan and $290.0 million mezzanine loan.

(3)             In August 2012, Onyx made a capital contribution to the joint venture, which was distributed to us in full redemption of our preferred equity interest.

(4)             The property is subject to a 13-year triple-net lease arrangement with a single tenant.  The lease commenced in 2007.

(5)             In August 2011, the joint venture sold the property located at 63 Nassau Street for $2.8 million.

(6)             The joint venture acquired a preferred equity interest in an entity that holds interest in a retail property located in Manhattan. The preferred equity bears interest at a rate of 8.75% per annum and matures in June 2016.

(7)             We had an obligation to fund an additional $47.5 million to the joint venture, of which $46.8 million has been funded as of March 31, 2013. This liability is recorded in accrued interest payable and other liabilities. In addition, we made a $125.0 million bridge loan to this joint venture which bore interest at a rate of 7.5%. This loan was repaid when the joint venture refinanced its debt in April 2011. In September 2012, the joint venture sold to Young & Rubicam, Inc. a portion of the property, generally floors three through eight, through a condominium form of ownership, or Y&R units, for $143.6 million. As the joint venture has an option to repurchase the Y&R unit, no gain was recognized as a result of this transaction.

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

(9)             In connection with this acquisition, the joint venture also acquired a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway. The purchase price relates only to the purchase of the 1552 Broadway interest which comprises 13,045 square feet. In May 2012, we, along with Sutton, acquired the property at 155 West 46th Street for $8.4 million. In January 2013, we conveyed this property, which is adjacent to 1552 and 1560 Broadway, to the fee owner of 1560 Broadway.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

(10)      The joint venture acquired the fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to Pace University.

(11)      In September 2012, we, together with an affiliate of Blackstone, Gramercy Capital Corp., who in April 2013, changed its name to Gramercy Property Trust Inc. (NYSE: GPT), or Gramercy, and Square Mile, formed a joint venture to recapitalize a 31-property, 4.5-million-square-foot West Coast office portfolio. Following the recapitalization, Blackstone became the majority owner of the joint venture, with Equity Office Properties, a Blackstone affiliate, being responsible for the portfolio’s management and leasing. Prior to the recapitalization, the Company held $26.7 million in mezzanine and preferred equity positions in the entity that owned the portfolio. The new joint venture extended the $678.8 million mortgage secured by the portfolio for a term of two years with a one-year extension option. In addition, the joint venture entered into a new $68.0 million mezzanine loan for a term of two years. See Note 5, “Debt and Preferred Equity Investments.” In February 2013, we acquired Gramercy’s 10.73% interest in the joint venture and simultaneously sold 20.78% of the newly acquired interest to Square Mile.

(12)      In November 2012, we sold our 49.5% partnership interest in 521 Fifth Avenue to Plaza Global Real Estate Partners for a gross valuation price of $315.0 million for this property. We recognized a gain of $19.4 million on the sale. We also refinanced the existing $150.0 million loan with a $170.0 million seven-year mortgage loan, which bears interest at 220 basis points over LIBOR. Following the sale, we deconsolidated the entity effective November 30, 2012 and accounted our investment under the equity method because of lack of control.

(13)      We hold a 32.28% interest in the three retail and two residential units and a 16.14% in four residential units.

(14)      In March 2013, Sutton conveyed its interest to us.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at March 31, 2013 and December 31, 2012, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2013	December 31, 2012
21 East 66th Street(11)	04/2013	5.63%	$12,000	$12,000
100 Park Avenue	09/2014	6.64%	211,673	212,287
7 Renaissance	02/2015	10.00%	856	856
11 West 34th Street	01/2016	4.82%	17,418	17,491
280 Park Avenue	06/2016	6.57%	710,000	710,000
21 West 34th Street	12/2016	5.76%	100,000	100,000
1745 Broadway	01/2017	5.68%	340,000	340,000
1 and 2 Jericho Plaza	05/2017	5.65%	163,750	163,750
800 Third Avenue	08/2017	6.00%	20,910	20,910
388 and 390 Greenwich Street(2)	12/2017	3.20%	996,082	996,082
315 West 36th Street	12/2017	3.04%	25,000	25,000
717 Fifth Avenue	07/2022	4.45%	300,000	300,000
717 Fifth Avenue	06/2024	9.00%	296,803	294,509
1604-1610 Broadway(3)	—	5.66%	27,000	27,000
Total fixed rate debt			$3,221,492	$3,219,885
27-29 West 34th Street(4)	05/2013	2.20%	$53,238	$53,375
1552 Broadway(5)	08/2013	3.18%	119,322	113,869
16 Court Street	10/2013	2.70%	84,731	84,916
180/182 Broadway(6)	12/2013	2.96%	76,862	71,524
West Coast office portfolio	09/2014	3.94%	742,112	745,025
747 Madison Avenue	10/2014	3.00%	33,125	33,125
The Meadows(7)	09/2015	7.75%	57,000	57,000
3 Columbus Circle(8)	04/2016	2.41%	245,275	247,253
Other loan payable	06/2016	1.10%	30,000	30,000
724 Fifth Avenue	01/2017	2.56%	120,000	120,000
10 East 53rd Street	02/2017	2.71%	125,000	125,000
33 Beekman(9)	08/2017	2.96%	18,362	18,362
600 Lexington Avenue	10/2017	2.31%	123,454	124,384
388 and 390 Greenwich Street(2)	12/2017	1.36%	142,297	142,297
521 Fifth Avenue(10)	11/2019	2.41%	170,000	170,000
21 East 66th Street	06/2033	2.88%	2,033	2,033
Total floating rate debt			$2,142,811	$2,138,163

Total mortgages and other loan payable			$5,364,303	$5,358,048

(1)             Effective weighted average interest rate for the three months ended March 31, 2013, taking into account interest rate hedges in effect during the period.

(2)             These loans comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $72.0 million of the mortgage and $70.3 million of the mezzanine loan which are floating.  Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.  We believe it is unlikely that we will be required to perform under this guarantee.

(3)             This loan went into default in November 2009 due to the non-payment of debt service.

(4)             This loan was refinanced at maturity.

(5)             This loan has a committed amount of $125.0 million. In April 2013, we refinanced the existing loan with a $200.0 million three-year loan comprised of a $170.0 million mortgage loan, which carries a floating rate of interest of 270 basis points over LIBOR, and a $30.0 mezzanine loan, which carries a floating rate of interest of 9.35% over LIBOR. The loan has two one-year extension options.

(6)             This loan has a committed amount of $90.0 million.

(7)             As a result of the refinancing and restructuring in August 2012, we replaced the existing loan with a $60.0 million, three-year mortgage and recognized additional income of $10.8 million due to the repayment of the previous mortgage at a discount. As of March 31, 2013, $3.0 million of the existing loan remained unfunded.

(8)             In April 2011, our joint venture with The Moinian Group which owns the property located at 3 Columbus Circle, New York, obtained a $260.0 million five-year mortgage with the Bank of China, which carries a floating rate of interest of 210 basis points over the 30-day LIBOR. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement. Our partner has

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

                            executed a contribution agreement to reflect its pro rata obligation under the master lease. In February 2012, the terms of the mortgage were modified to remove the Y&R condominium from the mortgage lien and from the existing master lease. See Note 7 of prior table.

(9)             This loan has a committed amount of $75.0 million, which is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(10)      In connection with the sale of our 49.5% membership interest in the entity, the existing loan was refinanced with a $170.0 million seven-year mortgage. As we no longer control the entity, we deconsolidated the entity effective November 30, 2012. See Note 12 of prior table.

(11)      In April 2013, this loan was refinanced and its maturity was extended to April 2023. The new loan bears interest at a fixed rate of 3.6% per annum.

We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $2.6 million and $1.9 million from these services for the three months ended March 31, 2013, and 2012, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at March 31, 2013 and December 31, 2012, are as follows (in thousands):

	March 31, 2013	December 31, 2012
Assets
Commercial real estate property, net	$6,965,366	$6,910,991
Other assets	789,684	728,113
Total assets	$7,755,050	$7,639,104

Liabilities and members’ equity
Mortgages and other loans payable	$5,364,303	$5,358,048
Other liabilities	405,820	406,929
Members’ equity	1,984,927	1,874,127
Total liabilities and members’ equity	$7,755,050	$7,639,104
Company’s net investment in unconsolidated joint ventures	$1,073,130	$1,032,243

The combined statements of income for the unconsolidated joint ventures, from acquisition date through the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Total revenues	$151,231	$120,048
Operating expenses	28,611	16,766
Ground rent	657	918
Real estate taxes	17,305	13,374
Interest, net of interest income	56,407	54,868
Depreciation and amortization	46,894	38,550
Transaction related costs	—	268
Total expenses	149,874	124,744
Net income (loss)	$1,357	$(4,696)
Company’s equity in net income (loss) of unconsolidated joint ventures	$5,073	$(1,560)

Gramercy Capital Corp.

In April 2004, SL Green formed Gramercy, as a commercial real estate finance business.  Gramercy qualified as a REIT for federal income tax purposes and expects to qualify for its current fiscal year.

At March 31, 2013, we held 0.7 million shares, or approximately 1.3% of Gramercy’s common stock. Our total investment of approximately $3.9 million is based on the market value of our common stock investment in Gramercy at March 31, 2013.  As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

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

Marc Holliday, SL Green’s chief executive officer, remains a board member of Gramercy.

7.  Deferred Costs

Deferred costs at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Deferred financing	$148,662	$152,596
Deferred leasing	289,678	285,931
	438,340	438,527
Less accumulated amortization	(186,322)	(177,382)
Deferred costs, net	$252,018	$261,145

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at March 31, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	March 31, 2013	December 31, 2012
220 East 42nd Street	11/2013	5.25%	$184,698	$185,906
609 Partners, LLC(2)	07/2014	5.00%	23	23
125 Park Avenue	10/2014	5.75%	146,250	146,250
711 Third Avenue	06/2015	4.99%	120,000	120,000
625 Madison Avenue	11/2015	7.22%	124,481	125,603
500 West Putnam	01/2016	5.52%	23,930	24,060
420 Lexington Avenue	09/2016	7.50%	184,612	184,992
Landmark Square	12/2016	4.00%	84,097	84,486
485 Lexington Avenue	02/2017	5.61%	450,000	450,000
120 West 45th Street	02/2017	6.12%	170,000	170,000
300 Main Street	02/2017	5.75%	11,500	11,500
762 Madison Avenue	02/2017	3.75%	8,331	8,371
2 Herald Square	04/2017	5.36%	191,250	191,250
885 Third Avenue	07/2017	6.26%	267,650	267,650
Other loan payable(3)	09/2019	8.00%	50,000	50,000
One Madison Avenue	05/2020	5.91%	602,584	607,678
100 Church	07/2022	4.68%	230,000	230,000
919 Third Avenue(4)	06/2023	5.12%	500,000	500,000
400 East 57th Street	02/2024	4.13%	70,000	70,000
400 East 58th Street	02/2024	4.13%	30,000	30,000
1515 Broadway(5)	03/2025	3.93%	900,000	—
Total fixed rate debt			$4,349,406	$3,457,769
Master repurchase(6)	09/2013	3.21%	$174,966	$116,667
180 Maiden Lane(7)	11/2016	2.41%	269,113	271,215
248-252 Bedford Avenue	03/2018	2.46%	22,000	—
1515 Broadway(5)	—	—	—	769,813
Total floating rate debt			$466,079	$1,157,695
Total mortgages and other loans payable			$4,815,485	$4,615,464

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

(1)                  Effective weighted average interest rate for the three months ended March 31, 2013, taking into account interest rate hedges in effect during the period.

(2)                  As part of an acquisition, we issued 63.9 million units of our 5.0% Series E preferred units of limited partnership interest, or the Series E units, with a liquidation preference of $1.00 per unit. As of March 31, 2013, 63.8 million Series E units had been redeemed.

(3)                  This loan is secured by a portion of a preferred equity investment.

(4)                  We own a 51% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

(5)                  We have consolidated this investment since we acquired the remaining interest in this joint venture in April 2011. In April 2012, we refinanced the $447.2 million mortgage that was due in December 2014 with a $775.0 million seven-year mortgage, which carried interest at the rate equal to the greater of (a) 285 basis points over 90-day LIBOR or (b) 3.6% per annum. In February 2013, we refinanced the $775.0 million mortgage with a new $900.0 million 12-year mortgage, which carries a rate of interest of 3.93% per annum and realized a net loss on early extinguishment of debt of approximately $18.5 million, including a prepayment penalty of $7.6 million.

(6)                  In September 2012, we entered into a Master Repurchase Agreement, or MRA, with a financial institution, with a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. The MRA’s interest rate is based on 1-month LIBOR plus 300 basis points. The MRA matures in September 2013, and has a one-year extension option.

(7)                  In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its pro rata share of the obligation under the master lease.

At March 31, 2013 and December 31, 2012, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $7.8 billion and $7.6 billion, respectively.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of March 31, 2013, the facility fee was 30 basis points. At March 31, 2013, we had approximately $91.9 million of outstanding letters of credit, $30.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

We, the Company and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP, and required us to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2013 and December 31, 2012, respectively by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2013 Unpaid Principal Balance	March 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,175	255,165	6.00%	6.02%	10	March 31, 2016
October 12, 2010(4)	345,000	289,919	287,373	3.00%	7.13%	7	October 15, 2017
August 5, 2011(5)	250,000	249,636	249,620	5.00%	5.03%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	11,953	11,953	16,893	3.00%	3.00%	20	March 30, 2027
	$1,388,166	$1,332,588	$1,334,956

(1)                                 Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)                                 Issued by ROP.

(3)                                 On December 27, 2012, we repurchased $42.4 million of aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(4)                                 In October 2010, we issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.6800 shares of SL Green’s common stock per $1,000 principal amount of these notes. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of March 31, 2013, approximately $55.1 million remained to be amortized into the debt balance.

(5)                                 Issued by us, the Company and ROP, as co-obligors.

(6)                                 Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of SL Green’s common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

(7)                                 In March 2007, we issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green’s common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are currently redeemable at our option. We may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized into the debt balance as of March 31, 2012. On January 2, 2013, we repurchased $4.9 million of aggregate principal amount of exchangeable notes at 99.6% of the principal amount.

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

limit, among other things, SL Green’s ability to pay dividends, make certain types of investments,  incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2013 and December 31, 2012, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, we and SL Green issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is our wholly-owned subsidiary. The proceeds from the security offering were transferred to us as a loan. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Interest payments may be deferred for a period of up to eight consecutive quarters if we exercise our right to defer such payments.  The trust preferred securities are redeemable at our option, in whole or in part, with no prepayment premium.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable,  revolving credit facility, trust preferred securities, term loan and senior unsecured notes and our share of joint venture debt as of March 31, 2013, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Senior Unsecured Notes	Total	Joint Venture Debt
2013	$30,878	$357,308	$—	$—	$—	$388,186	$185,130
2014	43,668	146,273	—	—	75,898	265,839	364,191
2015	46,325	229,537	—	—	7	275,869	36,886
2016	56,839	516,667	—	—	255,175	828,681	527,682
2017	60,897	1,098,064	—	—	301,872	1,460,833	933,612
Thereafter	367,307	1,861,722	30,000	100,000	1,099,636	3,458,665	151,642
	$605,914	$4,209,571	$30,000	$100,000	$1,732,588	$6,678,073	$2,199,143

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Interest expense	$81,789	$80,547
Interest income	(453)	(410)
Interest expense, net	$81,336	$80,137
Interest capitalized	$3,062	$2,536

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

Cash and cash equivalents, restricted cash, accounts receivable and accounts payable balances reasonably approximate their fair values due to the short maturities of these items.  Mortgages and other loans payable, junior subordinate deferrable interest debentures and the senior unsecured notes had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

approximately $6.3 billion, compared to the book value of the related fixed rate debt of approximately $5.8 billion at March 31, 2013.  Our floating rate debt, inclusive of our 2012 credit facility, but excluding $30.0 million of which was swapped, had an estimated fair value based on discounted cash flow models, based on Level 3 inputs, of approximately $0.9 billion, compared to the book value of the related floating rate debt of approximately $0.9 billion at March 31, 2013. Our debt and preferred equity investments had an estimated fair value ranging between $1.4 billion and $1.5 billion, compared to the book value of the related debt and preferred equity investments of approximately $1.4 billion at March 31, 2013, based on Level 3 inputs.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of March 31, 2013.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

11.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $1.0 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.  We paid Alliance approximately $4.1 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $2,400 and $11,700 for the three months ended March 31, 2013 and 2012, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $118,200 and $89,000 for the three months ended March 31, 2013 and 2012, respectively.

Other

Amounts due from/to related parties at March 31, 2013 and December 31, 2012 consisted of the following (in thousands):

	March 31, 2013	December 31, 2012
Due from joint ventures	$4,032	$511
Other	7,137	7,020
Related party receivables	$11,169	$7,531
Due to a joint venture (included in Accounts payable and accrued expenses)	$—	$(8,401)

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Gramercy Capital Corp.

See Note 6, “Investments in Unconsolidated Joint Ventures — Gramercy Capital Corp.,” for disclosure on related party transactions between Gramercy and us.

12. Capital

The Company is the sole general partner of the Operating Partnership and at March 31, 2013 owned 91,555,082 general and limited partnership interests in the Operating Partnership. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit for cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of a cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

In July 2011, we, along with SL Green, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. As of March 31, 2013, $45.4 million of common stock remained available for issuance under the ATM Program.

Net income (loss) allocated to the preferred unitholders and limited unitholders reflects their pro-rata share of net income (loss) and distributions.

Limited Partner Units

As of March 31, 2013, limited partners other than SL Green owned approximately 2.75% (2,585,675 units) of the Operating Partnership. At March 31, 2013, 2,602,342 shares of the Company’s common stock were reserved for the conversion of units of limited partnership interest in the Operating Partnership.

Preferred Units

We have 9,200,000 units of our 6.50% Series I cumulative redeemable preferred units of limited partnership interest, or the Series I preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series I preferred unitholders receive annual distributions of $1.625 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions.  SL Green is entitled to redeem its corresponding 6.50% Series I cumulative redeemable preferred stock at par for cash at its option on or after August 10, 2017, at which time an equal number of Series I preferred units would simultaneously be redeemed. In August 2012, SL Green received $221.9 million in net proceeds from the issuance of the Series I preferred units which were recorded net of underwriters’ discount and issuance costs. Net proceeds from SL Green’s offering of Series I preferred stock (approximately $221.9 million) were contributed to us by SL Green in exchange for 9.2 million Series I preferred partnership units.

We have 7,700,000 units of our 7.625% Series C cumulative redeemable preferred units of limited partnership interest, or the Series C preferred units, outstanding with a mandatory liquidation preference of $25.00 per unit. The Series C preferred unitholders receive annual distributions of $1.90625 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. SL Green is entitled to redeem its 7.625% Series C cumulative redeemable preferred stock, or the Series C preferred stock, at par for cash at its option. The Series C preferred units were recorded net of underwriters’ discount and issuance costs. In September 2012, SL Green redeemed 4,000,000 shares of its 11,700,000 shares of Series C preferred stock at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012 and recognized $6.3 million of costs to redeem partially the Series C preferred stock. Simultaneously with that redemption, an equal number of our Series C preferred units were redeemed at the redemption price paid by SL Green to the Series C preferred stockholders.

In July 2012, SL Green redeemed all 4,000,000 shares of its 7.875% Series D cumulative redeemable preferred stock, or the Series D preferred stock, at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such preferred stock

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

through July 14, 2012 and recognized $3.7 million of costs to redeem the Series D preferred stock. Simultaneously with that redemption, an equal number of our 7.875% Series D cumulative redeemable preferred units were redeemed at the redemption price paid by SL Green to the Series D preferred stockholders. The Series D preferred unitholders received annual distributions of $1.96875 per unit paid on a quarterly basis and distributions were cumulative, subject to certain provisions.

We also have 22,658 units of our 5.00% Series E preferred units of limited partnership interest outstanding with a mandatory liquidation preference of $1.00 per unit which are included in and further described in Note 8, “Mortgages and other loans payable.”

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

In January 2012, as part of an acquisition, we issued 1,902,000 4.5% Series G preferred units of limited partnership interest, or the Series G preferred units, with a liquidation preference of $25.00 per unit. The Series G preferred unitholders receive annual distributions of $1.125 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. The Series G preferred units are convertible into a number of our common units of limited partnership interest equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50.  The Series G preferred units also provide the holder with the right to require us to repurchase the Series G preferred units for cash before January 31, 2022.

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

During the three months ended March 31, 2013 and 2012, SL Green issued approximately 170 shares and 1.3 million shares of its common stock and received approximately $13,000 and $99.5 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

SL Green has a stock option and incentive plan. The Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by SL Green’s board of directors in April 2010 and SL Green’s stockholders in June 2010 at SL Green’s annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity—based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 10,730,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 1.65 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.79 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 10,730,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green’s common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by SL Green’s board of directors, new awards may be granted under the 2005 Plan until June 15, 2020, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by SL Green’s stockholders. As of March 31, 2013, no fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to SL Green’s Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under SL Green’s 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the three months ended March 31, 2013 and the year ended December 31, 2012.

	March 31, 2013	December 31, 2012
Dividend yield	2.00%	2.00%
Expected life of option	4.7 years	3.7 years
Risk-free interest rate	0.68%	0.46%
Expected stock price volatility	35.50%	37.40%

A summary of the status of SL Green’s stock options as of March 31, 2013 and December 31, 2012 and changes during the three months ended March 31, 2013 and the year ended December 31, 2012 are presented below:

	March 31, 2013		December 31, 2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,201,000	$75.05	1,277,200	$63.37
Granted	201,000	76.67	361,331	75.36
Exercised	(79,036)	50.22	(382,612)	36.65
Lapsed or cancelled	(4,000)	67.64	(54,919)	72.99
Balance at end of period	1,318,964	$76.81	1,201,000	$75.05

Options exercisable at end of period	585,786	$81.38	479,913	$86.85
Weighted average fair value of options granted during the period	$3,867,342		$6,602,967

All options were granted within a price range of $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 4.45 years and the remaining average contractual life of the options exercisable was 3.75 years.

During the three months ended March 31, 2013 and 2012, we recognized approximately $1.3 million and $1.7 million of compensation expense, respectively, for these options. As of March 31, 2013, there was approximately $11.6 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

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

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

A summary of SL Green’s restricted stock as of March 31, 2013 and December 31, 2012 and charges during the three months ended March 31, 2013 and the year ended December 31, 2012 is presented below:

	March 31, 2013	December 31, 2012
Balance at beginning of year	2,804,901	2,912,456
Granted	—	92,729
Cancelled	(300)	(200,284)
Balance at end of period	2,804,601	2,804,901
Vested during the period	500	408,800
Compensation expense recorded	$1,464,223	$6,930,381
Weighted average fair value of restricted stock granted during the period	$—	$7,023,942

The fair value of restricted stock that vested during the three months ended March 31, 2013 and year ended December 31, 2012 was $0.02 million and $22.4 million, respectively. As of March 31, 2013, there was $10.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

For each of the three months ended March 31, 2013 and 2012, approximately $1.0 million was capitalized to assets associated with compensation expense related to SL Green’s long-term compensation plans, restricted stock and stock options.

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25 million of awards could be earned at any time after the beginning of the third year.  In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, SL Green’s aggregate stock price appreciation during the performance period had to equal or exceed 50%. SL Green’s compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date) and the remainder is scheduled to vest ratably on January 1, 2014 and 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

The cost of the 2010 Long Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.9 million during each of the three months ended March 31, 2013 and 2012, respectively, related to the 2010 Long-Term Compensation Plan.

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

March 31, 2013

also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

The cost of the 2011 Outperformance Plan (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $2.8 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.

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

During the three months ended March 31, 2013, no phantom stock units were earned.  As of March 31, 2013, there were approximately 72,706 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make its business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the shares of SL Green’s common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of March 31, 2013, approximately 66,323 shares of our common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units of limited partnership interest.

Earnings per Unit

Earnings per unit for the three months ended March 31, 2013 and 2012 is computed as follows (amounts in thousands):

	Three Months Ended March 31,
	2013	2012
Numerator (Income)
Basic Earnings:
Income attributable to SLGOP common unitholders	$19,464	$26,144
Effect of Dilutive Securities:
Stock options	—	—
Diluted Earnings:
Income attributable to SLGOP common unitholders	$19,464	$26,144

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

	Three Months Ended March 31,
	2013	2012
Denominator (Weighted Average Units)
Basic Earnings:
Units attributable to common unitholders	94,086	89,793
Effect of Dilutive Securities:
3.0% exchangeable senior debentures due 2017	—	—
3.0% exchangeable senior debentures due 2027	—	—
4.0% exchangeable senior debentures due 2025	—	—
Stock-based compensation plans	216	380
Diluted Units	94,302	90,173

We have excluded approximately 988,887 and 785,929 common unit equivalents from the diluted units outstanding for the three months ended March 31, 2013 and 2012, respectively, as they were anti-dilutive.

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

The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of March 31, 2013 (in thousands):

	Capital leases	Non-cancellable operating leases
2013 (9 months)	$1,589	$26,484
2014	2,268	35,412
2015	2,339	35,568
2016	2,480	35,985
2017	2,630	36,231
Thereafter	353,908	1,188,068
Total minimum lease payments	365,214	$1,357,748
Less amount representing interest	(321,810)
Present value of net minimum lease payments	$43,404

14.  Financial Instruments: Derivatives and Hedging

We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and capital may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows.

The following table summarizes the notional and fair value of our derivative financial instruments at March 31, 2013 based on Level 2 information pursuant to ASC 810-10.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	$775,000	3.650%	04/2012	04/2013	$—
Interest Rate Cap	$271,912	6.000%	11/2012	11/2013	$—
Interest Rate Swap	$30,000	2.295%	07/2010	06/2016	$(1,761)
Interest Rate Swap	$8,500	0.740%	02/2012	02/2015	$(70)

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

Certain interest rate caps are not designated as a hedging instrument and changes in the value are marked to market through earnings.

On March 31, 2013, the derivative instruments were reported as an obligation at their fair value of approximately $1.8 million.  This is included in other liabilities on the consolidated balance sheet at March 31, 2013.  Included in accumulated other comprehensive loss at March 31, 2013 was approximately $17.0 million from the settlement of hedges, which are being amortized over the remaining term of the related mortgage obligation, and active hedges and our share of joint venture accumulated other comprehensive loss of approximately $15.2 million.  Currently, all of our designated derivative instruments are effective hedging instruments.

In March 2010, we terminated forward swaps which resulted in a net loss of approximately $19.5 million from the settlement of the hedges. This loss will be amortized over the 10-year term of the related financing.  This loss is included in the $17.0 million balance noted above. The balance in accumulated other comprehensive loss relating to derivatives, including our share of joint venture accumulated other comprehensive loss, was $32.2 million and $34.1 million at March 31, 2013 and December 31, 2012, respectively.

Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $2.1 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $4.9 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income (loss) from unconsolidated joint ventures within the next 12 months.

We are hedging exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt.

The following table presents the effect of our derivative financial instruments and our share of our joint venture’s derivative financial instruments on the consolidated statements of income as of March 31, 2013 and 2012, respectively (in thousands):

		Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion) For the Three Months Ended

Amount of (Loss) or
Gain Reclassified from
Accumulated Other
Comprehensive Loss into
Interest Expense/ Equity
in net income of
unconsolidated
joint ventures
(Effective Portion)
For the Three Months Ended

						Amount of (Loss) or Gain Recognized in Interest Expense/Equity in Net Income (Loss) of Unconsolidated Joint Ventures (Ineffective Portion) For the Three Months Ended
Designation\Cash Flow	Derivative	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012
Qualifying	Interest Rate Swaps/Caps	$180	$(88)	$(1,708)	$(3,203)	$—	$—

Non-qualifying	Interest Rate Caps	—	—	—	—	$(15)	$(711)

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

March 31, 2013

primarily of security, maintenance, utility costs, real estate taxes and ground rent expense (at certain applicable properties).  See Note 5, “Debt and Preferred Equity Investments,” for additional details on our debt and preferred equity investments.

Selected results of operations for the three months ended March 31, 2013 and 2012, and selected asset information as of March 31, 2013 and December 31, 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
March 31, 2013	$317,263	$52,708	$369,971
March 31, 2012	312,795	26,338	339,133

(Loss) income from continuing operations before equity in net gain on sale of unconsolidated joint venture/real estate
Three months ended:
March 31, 2013	$(14,559)	$43,815	$29,256
March 31, 2012	516	20,915	21,431

Total assets
As of:
March 31, 2013	$13,085,589	$1,458,376	$14,543,965
December 31, 2012	13,021,095	1,366,659	14,387,754

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2012 credit facility borrowing cost as well as the interest under the MRA.  We also allocate loan loss reserves, net of recoveries to the debt and preferred equity segment.  We do not allocate marketing, general and administrative expenses and transaction related costs (totaling approximately $22.4 million and $21.3 million for the three months ended March 31, 2013 and 2012, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income attributable to SLGOP common unitholders for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate	$29,256	$21,431
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	—	7,260
Income from continuing operations	29,256	28,691
Net loss from discontinued operations	(32)	(161)
Gain on sale of discontinued operations	1,113	6,627
Net income	30,337	35,157
Net income attributable to noncontrolling interests in other partnerships	(2,901)	(1,071)
Preferred unit distributions	(565)	(397)
Net income attributable to SLGOP	26,871	33,689
Perpetual preferred unit distributions	(7,407)	(7,545)
Net income attributable to SLGOP common unitholders	$19,464	$26,144

SL Green Operating Partnership, L.P.

Notes to Consolidated Financial Statements

(Unaudited)

March 31, 2013

17.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

The following table provides information on non-cash investing and financing activities for the three months ended March 31, 2013 and 2012, respectively (in thousands):

	Three Months Ended March 31,
	2013	2012
Issuance of common stock as deferred compensation	$—	$473
Issuance of units in the Operating Partnership	777	1,131
Redemption of units in the Operating Partnership	17,287	275
Derivative instruments at fair value	128	288
Mortgage assigned upon asset sale	—	59,099
Tenant improvements and capital expenditures payable	9,136	11,941
Deferred leasing payable	741	2,457
Capital leased asset	6,839	—

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

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are our wholly-owned subsidiaries.

The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012.

As of March 31, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	27	18,347,945	93.8%
	Unconsolidated properties	9	5,934,434	95.3%

Suburban	Consolidated properties	26	3,899,800	78.4%
	Unconsolidated properties	5	1,539,700	84.7%
		67	29,721,879	91.6%

(1)  The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of March 31, 2013, we also owned investments in 14 stand-alone retail properties encompassing approximately 465,207 square feet, 15 development properties encompassing approximately 2,580,691 square feet, three residential properties encompassing 468 units (approximately 497,093 square feet), two land interests encompassing 961,400 square feet and 31 west coast office properties encompassing approximately 4,473,603 square feet. In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,415 rentable square feet. As of March 31, 2013, we also held debt and preferred equity investments with a book value of $1.4 billion.

Critical Accounting Policies

Refer to our 2012 Annual Report on Form 10-K for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the three months ended March 31, 2013.

Results of Operations

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

The following comparison for the three months ended March 31, 2013, or 2013, to the three months ended March 31, 2012, or 2012, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2012 and at March 31, 2013 and totaled 51 of our 53 consolidated properties, representing approximately 85% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2013 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Assets classified as held for sale, are excluded from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
Rental and escalation revenues (in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change
Rental revenue	$259.1	$251.6	$7.5	3.0	$13.0	$10.6	$(1.6)	$(1.4)	$270.5	$260.8	$9.7	3.7
Escalation and reimbursement	40.1	40.4	(0.3)	(0.7)	0.9	1.2	—	0.1	41.0	41.7	(0.7)	(1.7)
	$299.2	$292.0	$7.2	2.5	$13.9	$11.8	$(1.6)	$(1.3)	$311.5	$302.5	$9.0	3.0

Occupancy in the Same-Store consolidated properties was 91.1% at March 31, 2013 compared to 91.3% at March 31, 2012. Occupancy for our Same-Store Manhattan consolidated portfolio was 93.9% at March 31, 2013 compared to 93.5% at March 31, 2012. Occupancy for our Suburban consolidated portfolio was 78.4% at March 31, 2013 compared to 80.8% at March 31, 2012.

Rental revenues depends on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease termination.

The following table presents a summary of the leasing activity for the three months ended March 31, 2013, excluding early renewals, in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent ($ per rentable SF) (1)	Prev. Escalated Rent ($ per rentable SF) (2)	TI/LC per rentable SF ($)	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,438,147
Space which became available during the quarter(3)
• Office	181,407
• Retail	13,162
• Storage	1,060
	195,629
Total space available	1,633,776
Space leased during the quarter:
• Office(4)	210,057	229,206	50.25	57.58	55.35	4.2	7.4
• Retail	15,000	17,921	86.49	78.18	64.03	6.0	20.5
• Storage	239	239	25.00	—	—	—	2.3
	225,296	247,366	52.85	60.72	55.93	4.3	8.4

Total available space at end of period	1,408,480

Early renewals
• Office	285,868	306,895	58.39	53.79	9.79	0.7	3.9
• Retail	11,810	16,613	151.69	84.46	—	—	3.8
• Storage	4,190	4,918	26.92	24.83	4.83	—	7.2
	301,868	328,426	62.64	54.91	9.22	0.7	4.0

Total commenced leases, including replaced previous vacancy
• Office		536,101	54.91	54.72	29.27	2.2	5.4
• Retail		34,534	117.85	81.20	33.23	3.1	12.5
• Storage		5,157	26.83	24.83	4.61	—	6.9
		575,792	58.43	56.44	29.29	2.3	5.9

	Useable SF	Rentable SF	New Cash Rent ($ per rentable SF) (1)	Prev. Escalated Rent ($ per rentable SF) (2)	TI/LC per rentable SF ($)	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,106,957
Space which became available during the quarter(3)
• Office	167,663
• Retail	679
• Storage	3,151
	171,493
Total space available	1,278,450
Space leased during the quarter:
• Office(5)	109,341	112,588	28.39	34.12	23.16	1.9	5.6
• Retail	679	818	150.00	248.40	—	5.0	13.0
• Storage	2,751	3,326	11.82	9.60	—	—	6.7
	112,771	116,732	28.77	36.87	22.34	1.9	5.6

Total available space at end of period	1,165,679

Early renewals
• Office	111,728	112,484	32.28	32.27	25.05	4.3	8.6
• Retail	—	—	—	—	—	—	—
• Storage	740	940	12.00	11.00	—	—	9.8
	112,468	113,424	32.11	32.10	24.85	4.3	8.6

Total commenced leases, including replaced previous vacancy
• Office		225,072	30.34	32.74	24.11	3.1	7.1
• Retail		818	150.00	248.40	—	5.0	13.0
• Storage		4,266	11.86	9.98	—	—	7.4
		230,156	30.42	33.36	23.57	3.1	7.1

(1)         Annual initial base rent.

(2)         Escalated rent is calculated as total annual income less electric charges.

(3)         Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)         Average starting office rent excluding new tenants replacing vacancies was $52.96 per rentable square feet for 99,460 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $57.06 per rentable square feet for 406,355 rentable square feet.

(5)         Average starting office rent excluding new tenants replacing vacancies was $33.21 per rentable square feet for 37,613 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $32.51 per rentable square feet for 150,097 rentable square feet.

At March 31, 2013, approximately 4.6% and 8.6% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market asking rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 12.6% and 2.1% higher, respectively, than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 15.3% and 3.9% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

The increase in escalation and reimbursement revenue was due to slightly lower recoveries at both the Same-Store Properties ($0.3 million) and Acquisitions ($0.3 million). The decrease in recoveries at the Same-Store Properties was primarily due to lower electric reimbursements ($1.2 million) and operating expense escalations ($0.3 million) which were offset by higher real estate tax recoveries ($1.2 million).

	Same-Store				Acquisition		Other		Consolidated
Property Operating Expenses (in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change
Operating expenses	$67.2	$66.7	$0.5	0.7	$4.3	$4.3	$2.1	$2.3	$73.6	$73.3	$0.3	0.4
Real estate taxes	50.7	49.2	1.5	3.0	2.9	2.3	0.1	—	53.7	51.5	2.2	4.3
Ground rent	11.2	9.0	2.2	24.4	—	—	(0.2)	(0.2)	11.0	8.8	2.2	25.0
	$129.1	$124.9	$4.2	3.4	$7.2	$6.6	$2.0	$2.1	$138.3	$133.6	$4.7	3.5

The increase in property operating expenses at the Same-Store Properties was due to higher real estate taxes ($1.5 million), ground rent ($2.2 million) and payroll costs ($0.7 million). The increase in real estate taxes was primarily due to higher assessed value and higher tax rates.

Non-property Revenues (in millions)	2013	2012	$ Change	% Change
Equity in net income (loss) of unconsolidated joint ventures	$5.1	$(1.6)	$6.7	418.8%
Investment and preferred equity income	52.7	26.3	26.4	100.4
Other income	5.8	10.4	(4.6)	(44.2)
Total	$63.6	$35.1	$28.5	81.2%

The increase in equity in net income of unconsolidated joint ventures was due to higher net income contributions primarily from our investments in 388-390 Greenwich Street ($3.7 million), which was due mainly to the reset of interest rate on its fixed rate loan from 5.19% to 3.2% beginning December 2012, 3 Columbus Circle ($2.0 million), which was under development beginning in 2012, 521 Fifth Avenue ($0.4 million), which was deconsolidated following the sale of 49.5% of our interest in November 2012, 724 Madison Avenue ($0.4 million), which was acquired in January 2012 and 100 Park Avenue ($0.7 million). This increase was partially offset by lower net income contributions from the west coast portfolio ($5.1 million), 1552-1560 Broadway ($1.3 million), which was under development since January 2012, and 717 Fifth Avenue ($0.9 million), which was due to the refinancing in June 2012.  Occupancy at our joint venture properties was 93.1% at March 31, 2013 and 93.8% at March 31, 2012.  At March 31, 2013, approximately 0.7% and 16.3% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2013. We estimated that current market asking rents on these expected 2013 lease expirations at our Manhattan and Suburban joint venture properties were approximately 11.0% higher and 3.8% lower, respectively, than then existing in-place fully escalated rents.

Investment and preferred equity income increased during the three months ended March 31, 2013 primarily due to a higher invested balance in 2013 and sale of 50% of our interest in one of our debt investments, in which we recognized an additional income of $12.9 million. During the three months ended March 31, 2013, we originated or purchased $198.9 million of new debt investments at an average current yield of 12.8% compared to $70.5 million of new debt investments at an average current yield of 8.7%.  The weighted average investment balance outstanding and weighted average yield were $1.4 billion and 10.6%, respectively, for the three months ended March 31, 2013 compared to $1.0 billion and 9.0%, respectively, for the three months ended March 31, 2012. As of March 31, 2013, the debt and preferred equity investments had a weighted average term to maturity of approximately 1.9 years.

The decrease in consolidated other income was primarily due to a lower lease buy-out income ($0.8 million), fee and other income ($2.2 million) and higher taxes ($1.6 million).

Same-Store other income decreased by $0.8 million from $3.6 million for the three months ended March 31, 2012 to $2.8 million for the three months ended March 31, 2013 due to lower lease buy-out income.

Other Expenses (in millions)	2013	2012	$ Change	% Change
Interest expense, net of interest income	$85.8	$83.7	$2.1	2.5%
Depreciation and amortization expense	80.7	77.1	3.6	4.7
Loan loss and other investment reserves, net of recoveries	—	0.6	(0.6)	(100.0)
Transaction related costs	1.4	1.1	0.3	27.3
Marketing, general and administrative expense	21.1	20.2	0.9	4.5
Total	$189.0	$182.7	$6.3	3.4%

The increase in interest expense was primarily attributable to higher average consolidated debt balances outstanding during the period due to the refinancing at 1515 Broadway ($3.9 million) and 100 Church Street ($2.8 million). The increase was partially offset by lower interest expense due to the repayment of debt balances at 609 Fifth Avenue ($1.8 million), 110 East 42nd Street ($1.0 million) and 673 First Avenue ($0.4 million) and deconsolidation of 521 Fifth Avenue ($1.1 million) following the sale of 49.5% of our interest. The weighted average debt balance outstanding was $6.7 billion during the three months ended March 31, 2013 compared to $6.4 billion during the three months ended March 31, 2012. The weighted average interest rate decreased from 4.88% for the three months ended March 31, 2012 to 4.86% for the three months ended March 31, 2013.

No loan loss and other investment reserves were recorded during the three months ended March 31, 2013. During the three months ended March 31, 2012, we recorded $3.0 million in reserves and $2.4 million in recoveries.

Marketing, general and administrative expenses for the three months ended March 31, 2013 were $21.1 million or 4.88% of total revenues including our share of joint venture revenue compared to $20.2 million, or 5.16% for the three months ended March 31, 2012.

Reconciliation of Same-Store Operating Income to Net Operating Income

We present Same-Store net operating income, or Same-Store NOI, because we believe that these measures provide investors with useful information regarding the operating performance of properties that are comparable for the periods presented. For properties owned since January 1, 2012 and still owned in the same manner at the end of the current quarter, we determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store recurring rental and tenant reimbursement revenues. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.

Same-Store NOI is determined as follows (amounts in millions):

	Three Months Ended March 31,
	2013	2012
Rental revenues	$299.2	$292.0
Other income	2.9	3.6
Total revenues	302.1	295.6
Property operating expenses	129.1	124.9
Operating income	173.0	170.7
Less: Non-building revenue	0.9	0.9
Same-Store NOI	$172.1	$169.8

Same-Store NOI increased by $2.3 million, or 1.4%, from $169.8 million for the three months ended March 31, 2012 to $172.1 million for the three months ended March 31, 2013.

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

The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of March 31, 2013 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Property mortgages and other loans	$388,186	$189,941	$275,862	$573,506	$1,158,961	$2,229,029	$4,815,485
Corporate obligations	—	75,898	7	255,175	301,872	1,229,636	1,862,588
Joint venture debt-our share	185,130	364,191	36,886	527,682	933,612	151,642	2,199,143
Total	$573,316	$630,030	$312,755	$1,356,363	$2,394,445	$3,610,307	$8,877,216

As of March 31, 2013, we had approximately $243.1 million of consolidated cash on hand, inclusive of approximately $23.0 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $220.1 million and $133.7 million at March 31, 2013 and 2012, respectively, representing an increase of $86.4 million.  The increase was a result of the following changes in cash flows (in thousands):

	Three months ended March 31,
			Increase
	2013	2012	(Decrease)
Net cash provided by operating activities	$102,525	$56,831	$45,694
Net cash used in investing activities	(174,490)	(294,192)	119,702
Net cash provided by financing activities	102,085	232,834	(130,749)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At March 31, 2013, our portfolio was 91.6% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$97,058
Capital expenditures and capitalized interest	20,944
Escrow cash-capital improvements/acquisition deposits	1,724
Joint venture investments	55,637
Distributions from joint ventures	(11,319)
Proceeds from sales of real estate/partial interest in property	(17,236)
Debt and preferred equity and other investments	(27,106)
Decrease in net cash provided by investing activities	$119,702

Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $32.6 million for the three months ended March 31, 2012 to $11.6 million for the three months ended March 31, 2013. The capital expenditures relate primarily to costs incurred in connection with the redevelopment of properties and the build-out of space for tenants resulting from new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sales of real estate and from time to time we issue common or preferred units of limited partnership interest. During the three months ended March 31, 2013, when compared to the three months ended March 31, 2012, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$726,833
Repayments under our debt obligations	(621,867)
Noncontrolling interests, contributions in excess of distributions	(12,983)
Other financing activities	(89,493)
Proceeds from issuance of common units	(123,010)
Dividends and distributions paid	(10,229)
Increase in net cash used in financing activities	$(130,749)

Capitalization

As of March 31, 2013, we had 94,140,757 total units of limited partnership interest, 91,555,082 of which were held by SL Green, and 2,585,675 of which were held by third parties, 16,667 performance-based LTIP Units, 7,700,000 units of our 7.625% Series C cumulative redeemable preferred units, or Series C preferred units, and 9,200,000 units of our 6.50% Series I cumulative redeemable preferred units, or Series I preferred units outstanding. In addition, we also had preferred units of limited partnership interests having aggregate liquidation preferences of $49.6 million held by persons other than the Company. Whenever SL Green issues common or preferred stock, the net proceeds received are contributed to us in exchange for an equivalent number of units of limited partnership interest of a corresponding class.

In September 2012, the Company redeemed 4,000,000 shares, or $100.0 million, of 11,700,000 shares of its Series C preferred stock at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012 and recognized $6.3 million of costs to partially redeem the Series C preferred stock. Simultaneously with that redemption, we redeemed an equal number of our Series C preferred units from the Company at the redemption price paid by the Company to the Series C preferred stockholders. As a result of this redemption, we have 7,700,000 Series C preferred units outstanding.

In August 2012, the Company issued 9,200,000 shares of its 6.50% Series I cumulative redeemable preferred stock, or the Series I preferred stock, with a mandatory liquidation preference of $25.00 per share. The Series I preferred shareholders receive annual distributions of $1.625 per unit paid on a quarterly basis and distributions are cumulative, subject to certain provisions. SL Green is entitled to redeem its 6.50% Series I cumulative redeemable preferred stock at par for cash at its option on or after August 10, 2017. The Series I preferred stock was recorded net of underwriters’ discount and issuance costs. Net proceeds from this offering (approximately $221.9 million) were contributed to us by SL Green in exchange for 9,200,000 Series I preferred units.

In July 2012, the Company redeemed all 4,000,000 shares, or $100.0 million, of its 7.875% Series D cumulative redeemable preferred stock, or Series D preferred stock, at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such preferred stock through July 14, 2012 and recognized $3.7 million of costs to fully redeem the Series D preferred stock. Simultaneously with that redemption, we redeemed all of our Series D cumulative redeemable preferred units from the Company at the redemption price paid by the Company to the Series D preferred stockholders.

In July 2011, we, along with SL Green, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of SL Green’s common stock. As of March 31, 2013, $45.4 million of common stock remained available for issuance under the ATM Program.

Compensation Plans

All employees of SL Green are compensated through a subsidiary of SLGOP. SL Green’s employee and director compensation plans are described below. Under each plan, whenever SL Green issues common or preferred stock, we issue an equivalent number of units of limited partnership interest of a corresponding class to SL Green.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, SL Green filed a registration statement with the SEC for its dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. SL Green registered 3,500,000 shares of its common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the three months ended March 31, 2013 and 2012, SL Green issued approximately 170 shares and 1.3 million shares of its common stock and received approximately $13,000 and $99.5 million of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. The $13,000 in proceeds received during the three months ended March 31, 2013 were contributed to us by SL Green in exchange for an equivalent number of common units of limited partnership interest. DRIP shares may be issued at a discount to the market price.

Second Amended and Restated 2005 Stock Option and Incentive Plan

Subject to adjustments upon certain corporate transactions or events, up to a maximum of 10,730,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the Second Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan.  As of March 31, 2013, no fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of SL Green’s board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on SL Green’s stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25 million of awards could be earned at any time after the beginning of the third year.  In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, SL Green’s aggregate stock price appreciation during the performance period had to equal or exceed 50%. SL Green’s compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date) and the remainder is scheduled to vest ratably on January 1, 2014 and 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

The cost of the 2010 Long Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period.  We recorded compensation expense of approximately $1.9 million during each of the three months ended March 31, 2013 and 2012 related to the 2010 Long-Term Compensation Plan.

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

The cost of the 2011 Outperformance Plan (approximately $26.1 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $2.8 million and $1.2 million during the three months ended March 31, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.

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

During the three months ended March 31, 2013, no phantom stock units were earned.  As of March 31, 2013, there were approximately 72,706 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, SL Green’s board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage its employees to increase their efforts to make its business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the shares of SL Green’s common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  SL Green filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by SL Green’s stockholders at its 2008 annual meeting of stockholders. As of March 31, 2013, approximately 66,323 shares of our common stock had been issued under the ESPP. SL Green contributed the proceeds from the sale of those shares to us in exchange for an equivalent number of our common units of limited partnership interest.

Market Capitalization

At March 31, 2013, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities and our share of joint venture debt represented 50.9% of SL Green’s combined market capitalization of approximately $17.4 billion (based on a common stock price of $86.11 per share, the closing price of SL Green’s common stock on the New York Stock Exchange on March 28, 2013).  Market capitalization includes our consolidated debt, SL Green common and preferred stock and the conversion of all our units of limited partnership interest into SL Green common stock, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at March 31, 2013 and December 31, 2012, respectively (amounts in thousands):

Debt Summary:	March 31, 2013	December 31, 2012
Balance
Fixed rate	$5,773,663	$4,884,354
Variable rate — hedged	38,331	38,371
Total fixed rate	5,811,994	4,922,725
Variable rate	311,124	1,150,762
Variable rate—supporting variable rate assets	554,955	446,933
Total variable rate	866,079	1,597,695
Total	$6,678,073	$6,520,420

Percent of Total Debt:
Total fixed rate	87.0%	75.5%
Variable rate	13.0%	24.5%
Total	100.0%	100.0%

Effective Interest Rate for the period:
Fixed rate	5.56%	5.78%
Variable rate	2.70%	2.89%
Effective interest rate	4.86%	5.08%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.20% and 0.24% at March 31, 2013 and 2012, respectively).  Our consolidated debt at March 31, 2013 had a weighted average term to maturity of approximately 6.5 years.

Certain of our debt and preferred equity investments, with a face amount of approximately $555.0 million at March 31, 2013, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at March 31, 2013.

Mortgage Financing

As of March 31, 2013, our total mortgage debt (excluding our share of joint venture debt of approximately $2.2 billion) consisted of approximately $4.3 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.3% and approximately $0.5 billion of variable rate debt with an effective weighted average interest rate of approximately 2.7%.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At March 31, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of March 31, 2013, the facility fee was 30 basis points. At March 31, 2013, we had approximately $91.9 million of outstanding letters of credit, $30.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $1.2 billion under the 2012 credit facility.

We, the Company and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

2011 Revolving Credit Facility

The 2012 credit facility replaced our $1.5 billion revolving credit facility, or the 2011 revolving credit facility, which was terminated concurrently with the entering into the 2012 credit facility. The 2011 revolving credit facility bore interest at a spread over LIBOR ranging from 100 basis points to 185 basis points, based on the credit rating assigned to the senior unsecured long term indebtedness of ROP, and required us to pay quarterly in arrears a 17.5 to 45 basis point facility fee on the total commitments under the 2011 revolving credit facility. The 2011 revolving credit facility included certain restrictions and covenants and, as of the time of the termination of the 2011 revolving credit facility and as of November 2012, we were in compliance with all such restrictions and covenants.

Master Repurchase Agreement

In September 2012, we entered into a Master Repurchase Agreement, or MRA, with a financial institution, with a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. The MRA’s interest rate is based on one-month LIBOR plus 300 basis points. The MRA matures in September 2013, and has a one-year extension option. At March 31, 2013, we had approximately $175.0 million outstanding under this facility, which is included in mortgages and other loans payable.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of March 31, 2013 and December 31, 2012, respectively by scheduled maturity date (amounts in thousands):

Issuance	March 31, 2013 Unpaid Principal Balance	March 31, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,175	255,165	6.00%	6.02%	10	March 31, 2016
October 12, 2010(4)	345,000	289,919	287,373	3.00%	7.13%	7	October 15, 2017
August 5, 2011(5)	250,000	249,636	249,620	5.00%	5.03%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	11,953	11,953	16,893	3.00%	3.00%	20	March 30, 2027
	$1,388,166	$1,332,588	$1,334,956

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.
(2)	Issued by ROP.
(3)

On December 27, 2012, we repurchased $42.4 million aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(4)

In October 2010, we issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green’s common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.6800 shares of SL Green’s common stock per $1,000 principal amount of these notes. The notes are our senior unsecured obligations and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of March 31, 2013, approximately $55.1 million remained to be amortized into the debt balance.

(5)	Issued by us, the Company and ROP, as co-obligors.
(6)

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

(7)

In March 2007, we issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of SL Green’s common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green’s common stock, if any, at our option. The notes are currently redeemable at our option. We may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized into the debt balance as of March 31, 2012. On January 2, 2013, we repurchased $4.9 million of aggregate principal amount of exchangeable notes at 99.6% of the principal amount.

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, SL Green’s ability to pay dividends (as discussed below), make certain types of investments,  incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that SL Green will not during any time when a default is continuing, make distributions with respect to its common stock or other equity interests, except to enable SL Green to continue to qualify as a REIT for Federal income tax purposes. As of March 31, 2013 and December 31, 2012, we were in compliance with all such covenants.

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

Market Rate Risk

We are exposed to changes in interest rates primarily from our floating rate borrowing arrangements.  We often use interest rate derivative instruments to manage exposure to interest rate changes.  A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost by approximately $8.4 million and would increase our share of joint venture annual interest cost by approximately $9.1 million, respectively.

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

Approximately $5.8 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and variable rate joint venture debt as of March 31, 2013 was based on a spread of LIBOR plus 90 basis points to LIBOR plus 950 basis points.

Contractual Obligations

Refer to our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three months ended March 31, 2013.

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

Capital Expenditures

We estimate that for the nine months ending December 31, 2013, we expect to incur approximately $141.0 million of capital expenditures,  which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $26.8 million.  We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Distributions

SL Green expects to pay dividends to its stockholders based on the distributions we make to it primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings. If SL Green declares a dividend, such dividend is generally paid in the subsequent quarter.

In order to enable SL Green to maintain its qualification as a REIT, it must pay annual dividends to its stockholders of at least 90% of its taxable income, determined before taking into consideration the dividends paid, deduction and net capital gains. SL Green has adopted a policy of paying regular quarterly dividends on its common stock, and we have adopted a policy of paying regular quarterly distributions on our common units corresponding to dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and our common units since the initial public offering of SL Green. Distributions are declared at the discretion of the board of directors of SL Green and depend on actual and anticipated cash from operations, our financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green’s board of directors may consider relevant.

Based on SL Green’s current annual dividend rate of $1.32 per share, it would pay approximately $120.9 million in dividends to its common stockholders on an annual basis.  Before SL Green pays any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green’s board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $1.0 million and $0.8 million for the three months ended March 31, 2013 and 2012, respectively.  We paid Alliance approximately $4.1 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $2,400 and $11,700 for the three months ended March 31, 2013 and 2012, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due under the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $118,200 and $89,000 for the three months ended March 31, 2013 and 2012, respectively.

Gramercy Capital Corp.

Our related party transactions with Gramercy are discussed in Note 6, “Investments in Unconsolidated Joint Ventures—Gramercy Capital Corp.,” in the accompanying financial statements.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of March 31, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio.  The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties. Both policies expire on December 31, 2013.  Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. SL Green maintains liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2013.  Additional coverage may be purchased on a stand-alone basis for certain assets.

In October 2006, SL Green formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of its overall insurance program.  Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood and D&O coverage.

•                          Terrorism: Belmont acts as a direct property insurer with respect to a portion of our terrorism coverage for the New York City properties.  Belmont has a terrorism coverage limit of $850.0 million in a layer in excess of $100.0 million.  In addition Belmont purchased reinsurance to reinsure the retained insurable risk not otherwise covered under Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007, or TRIPRA, as detailed below.

•                          NBCR: Belmont has acted as a direct insurer of NBCR coverage and since December 31, 2011, has provided coverage up to $750.0 million on SL Green’s entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

•                          General Liability: For the period commencing October 31, 2010, Belmont insures a retention on the general liability insurance of $150,000 per occurrence and a $2.1 million annual aggregate stop loss limit. SL Green has secured excess insurance to protect against catastrophic liability losses above the $150,000 retention. Prior policy years carried a higher per occurrence deductible and/or higher aggregate stop loss. Belmont has retained a third-party administrator to manage all claims within the retention and we anticipate that direct management of liability claims will improve loss experience and ultimately lower the cost of liability insurance in future years. In addition, SL Green has an umbrella liability policy of $200.0 million per occurrence and in the aggregate on a per location basis.

•                          Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25.0 million per occurrence and $30.0 million aggregate environmental liability policy covering SL Green’s entire portfolio.

•                          Flood: For the period commencing December 31, 2012, Belmont insures a portion of the high hazard flood deductible on the New York City portfolio. Belmont insurance reduces the average deductible from $3.0 million to $1.0 million.

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

The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million. There is no assurance that TRIPRA will be extended. Our debt instruments, consisting of mortgage loans secured by our properties (which are generally non-recourse to us), mezzanine loans, ground leases, our 2012 credit facility, senior unsecured notes and other corporate obligations, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost.  In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.

We monitor all properties that are subject to triple net leases to ensure that tenants are providing adequate coverage.  Certain joint ventures may be covered under policies separate from our policies, at coverage limits which we deem to be adequate.  We continually monitor these policies.  Although we consider our insurance coverage to be appropriate, in the event of a major catastrophe, we may not have sufficient coverage to replace certain properties.

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

Accounting Standards Updates

The Accounting Standards Updates are discussed in Note 2, “Significant Accounting Policies—Accounting Standards Updates” in the accompanying consolidated financial statements.

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

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our exposures to market risk have not changed materially since December 31, 2012.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal control over financial reporting during the three months ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II                                                OTHER INFORMATION

ITEM 1.                                                LEGAL PROCEEDINGS

As of March 31, 2013, we were not involved in any material litigation nor, to management’s knowledge, any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.                                       RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A. Part I. Risk Factors” in our 2012 Annual Report on Form 10-K.

ITEM 2.                                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

101.1

The following financial statements from SL Green Operating Partnership, L.P.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Capital (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL Green Operating Partnership, L.P.
By: SL Green Realty Corp.

Dated: May 14, 2013	By:	/s/ James Mead
James Mead
Chief Financial Officer