Form 10-Q
period 2013-09-30
SL GREEN OPERATING PARTNERSHIP, L.P.; SL GREEN REALTY CORP
filed 2013-11-08
CIK 1492869, 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-13199 (SL Green Realty Corp.)
Commission File Number: 33-167793-02 (SL Green Operating Partnership, L.P.)
___________________________________________

SL GREEN REALTY CORP.
SL GREEN OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
___________________________________________

SL Green Realty Corp.	Maryland	13-3956775
SL Green Operating Partnership, L.P.	Delaware	13-3960938
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

420 Lexington Avenue, New York, New York 10170
(Address of principal executive offices) (Zip Code)

(212) 594-2700
(Registrant’s telephone number, including area code)
___________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
SL Green Realty Corp. YES ☒  NO ☐ SL Green Operating Partnership, L.P. YES ☒  NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
SL Green Realty Corp. YES ☒  NO ☐ SL Green Operating Partnership, L.P. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
SL Green Realty Corp.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
SL Green Operating Partnership, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SL Green Realty Corp. YES ☐ NO ☒ SL Green Operating Partnership, L.P. YES ☐  NO ☒
The number of shares outstanding of SL Green Realty Corp.'s common stock, $0.01 par value, was 92,260,239 as of October 31, 2013. As of October 31, 2013, 879,183 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership and its consolidated subsidiaries. The terms "we,' "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.

The Company is a self-administered and self-managed Maryland real estate investment trust ("REIT") and is the sole managing general partner of the Operating Partnership. As a general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.

The Company owns 97.06% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred units in the Operating Partnership. As of September 30, 2013, noncontrolling investors held, in aggregate, a 2.94% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.

The Company and the Operating Partnership are managed and operated as one entity. The financial results of the Operating Partnership are consolidated into the financial statements of the Company. The Company has no significant assets other than its investment in the Operating Partnership. Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership. Therefore, the assets and liabilities of the Company and the Operating Partnership are substantially the same.

Noncontrolling interests in the Operating Partnership, stockholders' equity of the Company and partners' capital of the Operating Partnership are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership not owned by the Company are accounted for as partners' capital in the Operating Partnership’s consolidated financial statements and as noncontrolling interests, within mezzanine equity, in the Company's consolidated financial statements.

We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•
Combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
Combined reports eliminate duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership; and

•	Combined reports create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 11, Noncontrolling Interest on the Company’s Consolidated Financial Statements;

◦	Note 12, Stockholders' Equity of the Company;

◦	Note 13, Partners' Capital of the Operating Partnership;

◦	Note 15, Accumulated Other Comprehensive Loss of the Company; and

◦	Note 16, Accumulated Other Comprehensive Loss of the Operating Partnership.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

i

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I.                                                  FINANCIAL INFORMATION
ITEM 1.    Financial Statements

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,868,833	$2,886,099
Building and improvements	7,440,543	7,389,766
Building leasehold and improvements	1,353,997	1,346,748
Properties under capital lease	50,332	40,340
	11,713,705	11,662,953
Less: accumulated depreciation	(1,574,002)	(1,393,323)
	10,139,703	10,269,630
Assets held for sale	—	4,901
Cash and cash equivalents	209,098	189,984
Restricted cash	356,844	136,071
Investment in marketable securities	32,863	21,429
Tenant and other receivables, net of allowance of $22,383 and $21,652 in 2013 and 2012, respectively	51,354	48,544
Related party receivables	7,800	7,531
Deferred rents receivable, net of allowance of $29,508 and $29,580 in 2013 and 2012, respectively	374,615	340,747
Debt and preferred equity investments, net of discounts and deferred origination fees of $26,466 and $22,341 in 2013 and 2012, and allowance of $4,000 and $7,000 in 2013 and 2012, respectively	1,315,551	1,348,434
Investments in unconsolidated joint ventures	1,109,815	1,032,243
Deferred costs, net	247,850	261,145
Other assets	729,426	718,326
Total assets	$14,574,919	$14,378,985
Liabilities
Mortgages and other loans payable	$4,641,758	$4,615,464
Revolving credit facility	340,000	70,000
Term loan and senior unsecured notes	1,737,869	1,734,956
Accrued interest payable and other liabilities	69,359	73,769
Accounts payable and accrued expenses	167,719	159,598
Deferred revenue	293,393	312,995
Capitalized lease obligations	47,492	37,518
Deferred land leases payable	21,066	20,897
Dividend and distributions payable	34,749	37,839
Security deposits	54,824	46,253
Liabilities related to assets held for sale	—	136
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,508,229	7,209,425
Commitments and contingencies	—	—
Noncontrolling interest in the Operating Partnership	248,046	212,907
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at both September 30, 2013 and December 31, 2012	47,550	47,550
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at both September 30, 2013 and December 31, 2012	2,000	2,000
Equity
SL Green stockholders’ equity:
Series C Preferred Stock, $0.01 par value, $25.00 liquidation preference, 7,700 issued and outstanding at December 31, 2012	—	180,340
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2013 and December 31, 2012	221,932	221,965
Common stock, $0.01 par value, 160,000 shares authorized and 95,780 and 94,896 issued and outstanding at September 30, 2013 and December 31, 2012, respectively (including 3,566 and 3,646 shares held in Treasury at September 30, 2013 and December 31, 2012, respectively)	959	950
Additional paid-in-capital	4,757,778	4,667,900
Treasury stock at cost	(316,989)	(322,858)
Accumulated other comprehensive loss	(19,249)	(29,587)
Retained earnings	1,636,584	1,701,092
Total SL Green stockholders’ equity	6,281,015	6,419,802
Noncontrolling interests in other partnerships	488,079	487,301
Total equity	6,769,094	6,907,103
Total liabilities and equity	$14,574,919	$14,378,985

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Income
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue, net	$264,349	$277,676	$804,104	$798,271
Escalation and reimbursement	45,091	42,194	125,018	124,273
Investment and preferred equity income	44,448	27,869	143,887	87,655
Other income	9,877	9,272	21,369	25,931
Total revenues	363,765	357,011	1,094,378	1,036,130
Expenses
Operating expenses, including approximately $4,876 and $13,345 (2013) and $4,670 and $12,914 (2012) paid to related parties	77,272	82,351	218,901	221,670
Real estate taxes	55,511	53,293	161,625	156,746
Ground rent	10,127	8,874	29,767	26,570
Interest expense, net of interest income	82,973	85,659	247,420	247,789
Amortization of deferred financing costs	4,331	4,493	13,034	11,626
Depreciation and amortization	87,473	81,827	248,587	233,566
Loan loss and other investment reserves, net of recoveries	—	—	—	564
Transaction related costs, net of recoveries	(2,349)	1,372	719	4,398
Marketing, general and administrative	20,869	20,551	63,450	61,469
Total expenses	336,207	338,420	983,503	964,398
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of investment in marketable securities, purchase price fair value adjustment and loss on early extinguishment of debt	27,558	18,591	110,875	71,732
Equity in net income from unconsolidated joint ventures	2,939	11,658	4,251	80,988
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(354)	(4,807)	(3,937)	17,776
Gain (loss) on sale of investment in marketable securities	—	2,237	(65)	2,237
Purchase price fair value adjustment	—	—	(2,305)	—
Loss on early extinguishment of debt	—	—	(18,523)	—
Income from continuing operations	30,143	27,679	90,296	172,733
Net income from discontinued operations	1,406	951	1,725	2,883
Gain on sale of discontinued operations	13,787	—	14,900	6,627
Net income	45,336	28,630	106,921	182,243
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(1,110)	(567)	(1,909)	(4,876)
Noncontrolling interests in other partnerships	(2,901)	(1,835)	(8,806)	(6,792)
Preferred unit distributions	(562)	(571)	(1,692)	(1,533)
Net income attributable to SL Green	40,763	25,657	94,514	169,042
Preferred stock redemption costs	—	(10,010)	(12,160)	(10,010)
Perpetual preferred stock dividends	(3,738)	(7,915)	(18,144)	(23,004)
Net income attributable to SL Green common stockholders	$37,025	$7,732	$64,210	$136,028
Amounts attributable to SL Green common stockholders:
Income from continuing operations	$22,623	$11,451	$54,125	$109,687
Purchase price fair value adjustment	—	—	(2,239)	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(344)	(4,636)	(3,825)	17,160
Net income from discontinued operations	1,365	917	1,676	2,783
Gain on sale of discontinued operations	13,381	—	14,473	6,398
Net income	$37,025	$7,732	$64,210	$136,028
Basic earnings per share:
Income from continuing operations before discontinued operations	$0.25	$0.13	$0.57	$1.24
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	—	(0.05)	(0.04)	0.19
Net income from discontinued operations	—	0.01	0.01	0.03
Gain on sale of discontinued operations	0.15	—	0.16	0.07
Net income attributable to SL Green common stockholders	$0.40	$0.09	$0.70	$1.53
Diluted earnings per share:
Income from continuing operations before discontinued operations	$0.25	$0.13	$0.56	$1.23
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	—	(0.05)	(0.04)	0.19
Net income from discontinued operations	—	0.01	0.02	0.03
Gain on sale of discontinued operations	0.15	—	0.16	0.07
Net income attributable to SL Green common stockholders	$0.40	$0.09	$0.70	$1.52
Dividends per share	$0.33	$0.25	$0.99	$0.75
Basic weighted average common shares outstanding	91,988	90,241	91,684	88,929
Diluted weighted average common shares and common share equivalents outstanding	95,016	93,891	94,631	92,485

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$45,336	$28,630	$106,921	$182,243

Other comprehensive (loss) income:
Change in net unrealized (loss) gain on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	(1,165)	(102)	10,522	(635)
Change in unrealized gain (loss) on marketable securities	513	(825)	306	(597)
Other comprehensive (loss) income	(652)	(927)	10,828	(1,232)

Comprehensive income	44,684	27,703	117,749	181,011

Net income attributable to noncontrolling interests	(4,573)	(2,973)	(12,407)	(13,201)
Other comprehensive loss (income) attributable to noncontrolling interests in the Operating Partnership	25	59	(490)	396

Comprehensive income attributable to SL Green common stockholders	$40,136	$24,789	$104,852	$168,206

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
	Series C Preferred Stock	Series I Preferred Stock	Common Stock		Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests
			Shares	Par Value						Total
Balance at December 31, 2012	$180,340	$221,965	91,250	$950	$4,667,900	$(322,858)	$(29,587)	$1,701,092	$487,301	$6,907,103
Net income								94,514	8,806	103,320
Other comprehensive income							10,338			10,338
Preferred dividends								(18,144)		(18,144)
DRIP proceeds					57					57
Conversion of units of the Operating Partnership to common stock			224	2	17,285					17,287
Reallocation of noncontrolling interest in the Operating Partnership								(38,452)		(38,452)
Deferred compensation plan			10		655	(221)				434
Amortization of deferred compensation plan					19,702					19,702
Redemption of preferred stock	(180,340)							(12,160)		(192,500)
Preferred stock issuance costs		(33)								(33)
Issuance of common stock			462	5	41,786					41,791
Sale of treasury stock			83			6,090				6,090
Proceeds from stock options exercised			185	2	10,393					10,395
Contributions to consolidated joint venture									3,781	3,781
Cash distributions to noncontrolling interests									(11,809)	(11,809)
Cash distribution declared ($0.99 per common share, none of which represented a return of capital for federal income tax purposes)								(90,266)		(90,266)
Balance at September 30, 2013	$—	$221,932	92,214	$959	$4,757,778	$(316,989)	$(19,249)	$1,636,584	$488,079	$6,769,094

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$106,921	$182,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,833	249,950
Depreciable real estate reserves	2,150	—
Equity in net income from unconsolidated joint ventures	(4,251)	(80,988)
Distributions of cumulative earnings from unconsolidated joint ventures	21,723	84,182
Purchase price fair value adjustment	2,305	—
Equity in net loss (gain) on sale of interest in unconsolidated joint venture/real estate	3,937	(17,776)
Gain on sale of discontinued operations	(14,900)	(6,627)
Loan loss and other investment reserves, net of recoveries	—	564
Gain on sale of investments in marketable securities	—	(2,237)
Loss on early extinguishment of debt	10,968	—
Deferred rents receivable	(44,021)	(50,910)
Other non-cash adjustments	(31,808)	(864)
Changes in operating assets and liabilities:
Restricted cash — operations	1,254	(12,557)
Tenant and other receivables	(3,018)	(8,500)
Related party receivables	(187)	(3,792)
Deferred lease costs	(28,502)	(37,885)
Other assets	(23,316)	(44,915)
Accounts payable, accrued expenses and other liabilities	23,635	11,309
Deferred revenue and land leases payable	22,731	8,997
Net cash provided by operating activities	310,454	270,194
Investing Activities
Acquisitions of real estate property	(58,185)	(405,318)
Additions to land, buildings and improvements	(108,849)	(107,425)
Escrowed cash — capital improvements/acquisition	(246,682)	(68,692)
Investments in unconsolidated joint ventures	(120,130)	(159,524)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,795	48,510
Net proceeds from disposition of real estate/joint venture interest	218,701	70,367
Other investments	(26,003)	(28,911)
Debt and preferred equity and other investments, net of repayments/participations	78,888	(172,411)
Net cash used in investing activities	(242,465)	(823,404)
Financing Activities
Proceeds from mortgages and other loans payable	980,333	1,113,500
Repayments of mortgages and other loans payable	(1,027,201)	(484,518)
Proceeds from credit facility and senior unsecured notes	844,000	813,339
Repayments of credit facility and senior unsecured notes	(578,970)	(1,065,793)
Proceeds from stock options exercised and DRIP issuance	10,452	112,447
Net proceeds from sale of common stock/preferred stock	41,758	423,544
Redemption of preferred stock	(192,500)	(200,013)
Sale or purchase of treasury stock	6,089	(11,197)
Distributions to noncontrolling interests in other partnerships	(11,809)	(15,622)
Contributions from noncontrolling interests in other partnerships	3,781	19,181
Distributions to noncontrolling interests in the Operating Partnership	(2,695)	(2,385)
Dividends paid on common and preferred stock	(113,192)	(91,272)
Deferred loan costs and capitalized lease obligations	(8,921)	(33,830)
Net cash (used in) provided by financing activities	(48,875)	577,381
Net increase in cash and cash equivalents	19,114	24,171
Cash and cash equivalents at beginning of period	189,984	138,192
Cash and cash equivalents at end of period	$209,098	$162,363

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$434	$631
Issuance of units in the Operating Partnership	14,270	40,542
Redemption of units in the Operating Partnership	17,287	17,467
Derivative instruments at fair value	494	375
Assignment of debt investment to joint venture	—	25,362
Mortgage assigned upon asset sale	—	59,099
Tenant improvements and capital expenditures payable	9,855	10,056
Assumption of mortgage loans	84,642	—
Fair value adjustment to noncontrolling interest in the Operating Partnership	38,452	44,893
Accrued acquisition liabilities	—	4,372
Deferred leasing payable	2,849	509
Capital leased asset	9,992	—
Transfer to net assets held for sale	—	86,339
Transfer to liabilities related to net assets held for sale	—	62,792
Repayment of mezzanine loan	—	3,750
Redemption of Series E units	—	31,698
Repayment of financing receivable	—	28,195
Consolidation of real estate investment	90,934	—
Investment in joint venture	—	5,135

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$2,868,833	$2,886,099
Building and improvements	7,440,543	7,389,766
Building leasehold and improvements	1,353,997	1,346,748
Properties under capital lease	50,332	40,340
	11,713,705	11,662,953
Less: accumulated depreciation	(1,574,002)	(1,393,323)
	10,139,703	10,269,630
Assets held for sale	—	4,901
Cash and cash equivalents	209,098	189,984
Restricted cash	356,844	136,071
Investment in marketable securities	32,863	21,429
Tenant and other receivables, net of allowance of $22,383 and $21,652 in 2013 and 2012, respectively	51,354	48,544
Related party receivables	7,800	7,531
Deferred rents receivable, net of allowance of $29,508 and $29,580 in 2013 and 2012, respectively	374,615	340,747
Debt and preferred equity investments, net of discounts and deferred origination fees of $26,466 and $22,341 and allowance of $4,000 and $7,000 in 2013 and 2012, respectively	1,315,551	1,348,434
Investments in unconsolidated joint ventures	1,109,815	1,032,243
Deferred costs, net	247,850	261,145
Other assets	729,426	718,326
Total assets	$14,574,919	$14,378,985
Liabilities
Mortgages and other loans payable	$4,641,758	$4,615,464
Revolving credit facility	340,000	70,000
Term loan and senior unsecured notes	1,737,869	1,734,956
Accrued interest payable and other liabilities	69,359	73,769
Accounts payable and accrued expenses	167,719	159,598
Deferred revenue	293,393	312,995
Capitalized lease obligations	47,492	37,518
Deferred land leases payable	21,066	20,897
Dividend and distributions payable	34,749	37,839
Security deposits	54,824	46,253
Liabilities related to assets held for sale	—	136
Junior subordinate deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	7,508,229	7,209,425
Commitments and contingencies	—	—
Series G Preferred Units, $25.00 liquidation preference, 1,902 issued and outstanding at both September 30, 2013 and December 31, 2012	47,550	47,550
Series H Preferred Units, $25.00 liquidation preference, 80 issued and outstanding at both September 30, 2013 and December 31, 2012	2,000	2,000
Capital
SLGOP partners’ capital:
Series C Preferred Units, 7,700 issued and outstanding at December 31, 2012	—	180,340
Series I Preferred Units, 9,200 issued and outstanding at both September 30, 2013 and December 31, 2012	221,932	221,965
SL Green partners’ capital (950 and 940 general partner common units and 91,264 and 90,310 limited partner common units outstanding at September 30, 2013 and December 31, 2012, respectively)	6,259,229	6,189,529
Limited partner interests in SLGOP (2,792 and 2,760 limited partner common units outstanding at September 30, 2013 and December 31, 2012, respectively	67,721	71,524
Accumulated other comprehensive loss	(19,821)	(30,649)
Total SLGOP partners’ capital	6,529,061	6,632,709
Noncontrolling interests in other partnerships	488,079	487,301
Total capital	7,017,140	7,120,010
Total liabilities and capital	$14,574,919	$14,378,985

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Income
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue, net	$264,349	$277,676	$804,104	$798,271
Escalation and reimbursement	45,091	42,194	125,018	124,273
Investment and preferred equity income	44,448	27,869	143,887	87,655
Other income	9,877	9,272	21,369	25,931
Total revenues	363,765	357,011	1,094,378	1,036,130
Expenses
Operating expenses, including approximately $4,876 and $13,345 (2013) and $4,670 and $12,914 (2012) paid to related parties	77,272	82,351	218,901	221,670
Real estate taxes	55,511	53,293	161,625	156,746
Ground rent	10,127	8,874	29,767	26,570
Interest expense, net of interest income	82,973	85,659	247,420	247,789
Amortization of deferred financing costs	4,331	4,493	13,034	11,626
Depreciation and amortization	87,473	81,827	248,587	233,566
Loan loss and other investment reserves, net of recoveries	—	—	—	564
Transaction related costs, net of recoveries	(2,349)	1,372	719	4,398
Marketing, general and administrative	20,869	20,551	63,450	61,469
Total expenses	336,207	338,420	983,503	964,398
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate, gain (loss) on sale of investment in marketable securities, purchase price fair value adjustment and loss on early extinguishment of debt	27,558	18,591	110,875	71,732
Equity in net income from unconsolidated joint ventures	2,939	11,658	4,251	80,988
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(354)	(4,807)	(3,937)	17,776
Gain (loss) on sale of investment in marketable securities	—	2,237	(65)	2,237
Purchase price fair value adjustment	—	—	(2,305)	—
Loss on early extinguishment of debt	—	—	(18,523)	—
Income from continuing operations	30,143	27,679	90,296	172,733
Net income from discontinued operations	1,406	951	1,725	2,883
Gain on sale of discontinued operations	13,787	—	14,900	6,627
Net income	45,336	28,630	106,921	182,243
Net income attributable to noncontrolling interests in other partnerships	(2,901)	(1,835)	(8,806)	(6,792)
Preferred unit distributions	(562)	(571)	(1,692)	(1,533)
Net income attributable to SLGOP	41,873	26,224	96,423	173,918
Preferred unit redemption costs	—	(10,010)	(12,160)	(10,010)
Perpetual preferred unit distributions	(3,738)	(7,915)	(18,144)	(23,004)
Net income attributable to SLGOP common unitholders	$38,135	$8,299	$66,119	$140,904
Amounts attributable to SLGOP common unitholders:
Income from continuing operations	$23,296	$12,155	$55,736	$113,618
Purchase price fair value adjustment	—	—	(2,305)	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(354)	(4,807)	(3,937)	17,776
Net income from discontinued operations	1,406	951	1,725	2,883
Gain on sale of discontinued operations	13,787	—	14,900	6,627
Net income	$38,135	$8,299	$66,119	$140,904
Basic earnings per unit:
Income from continuing operations before discontinued operations	$0.25	$0.13	$0.57	$1.24
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	—	(0.05)	(0.04)	0.19
Net income from discontinued operations	—	0.01	0.01	0.03
Gain on sale of discontinued operations	0.15	—	0.16	0.07
Net income attributable to SLGOP common unitholders	$0.40	$0.09	$0.70	$1.53
Diluted earnings per unit:
Income from continuing operations before discontinued operations	$0.25	$0.13	$0.56	$1.23
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	—	(0.05)	(0.04)	0.19
Net income from discontinued operations	—	0.01	0.02	0.03
Gain on sale of discontinued operations	0.15	—	0.16	0.07
Net income attributable to SLGOP common unitholders	$0.40	$0.09	$0.70	$1.52
Dividends per unit	$0.33	$0.25	$0.99	$0.75
Basic weighted average common units outstanding	94,780	93,561	94,389	92,117
Diluted weighted average common units and common unit equivalents outstanding	95,016	93,891	94,631	92,485

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$45,336	$28,630	$106,921	$182,243

Other comprehensive (loss) income:
Change in net unrealized (loss) gain on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	(1,165)	(102)	10,522	(635)
Change in unrealized gain (loss) on marketable securities	513	(825)	306	(597)
Other comprehensive (loss) income	(652)	(927)	10,828	(1,232)

Comprehensive income	44,684	27,703	117,749	181,011

Net income attributable to noncontrolling interests in other partnerships	(2,901)	(1,835)	(8,806)	(6,792)

Comprehensive income attributable to SLGOP	$41,783	$25,868	$108,943	$174,219

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
	Series C Preferred Units	Series I Preferred Units	General Partner		Limited Partners		Accumulated Other Comprehensive Income (Loss)
			Common Units	Common Unitholders	Common Units	Common Unitholders		Noncontrolling Interests	Total
Balance at December 31, 2012	$180,340	$221,965	91,250	$6,189,529	2,760	$71,524	$(30,649)	$487,301	$7,120,010
Net income	6,932	11,212		76,370		1,909		8,806	105,229
Other comprehensive income							10,828		10,828
Preferred distributions	(6,932)	(11,212)							(18,144)
DRIP proceeds				57					57
Conversion of units			224	17,287	(224)	(17,287)			—
Issuance of units					256	14,270			14,270
Deferred compensation plan			10	434					434
Amortization of deferred compensation plan				19,702					19,702
Redemption of preferred units	(180,340)			(12,160)					(192,500)
Preferred units issuance costs		(33)							(33)
Contributions - net proceeds from common stock offering			462	41,791					41,791
Contributions - treasury shares			83	6,090					6,090
Contributions - proceeds from stock options exercised			185	10,395					10,395
Contributions to consolidated joint venture								3,781	3,781
Distributions to noncontrolling interests								(11,809)	(11,809)
Cash distribution declared ($0.99 per common unit, none of which represented a return of capital for federal income tax purposes)				(90,266)		(2,695)			(92,961)
Balance at September 30, 2013	$—	$221,932	92,214	$6,259,229	2,792	$67,721	$(19,821)	$488,079	$7,017,140

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income	$106,921	$182,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,833	249,950
Depreciable real estate reserves	2,150	—
Equity in net income from unconsolidated joint ventures	(4,251)	(80,988)
Distributions of cumulative earnings from unconsolidated joint ventures	21,723	84,182
Purchase price fair value adjustment	2,305	—
Equity in net loss (gain) on sale of interest in unconsolidated joint venture/real estate	3,937	(17,776)
Gain on sale of discontinued operations	(14,900)	(6,627)
Loan loss and other investment reserves, net of recoveries	—	564
Gain on sale of investments in marketable securities	—	(2,237)
Loss on early extinguishment of debt	10,968	—
Deferred rents receivable	(44,021)	(50,910)
Other non-cash adjustments	(31,808)	(864)
Changes in operating assets and liabilities:
Restricted cash — operations	1,254	(12,557)
Tenant and other receivables	(3,018)	(8,500)
Related party receivables	(187)	(3,792)
Deferred lease costs	(28,502)	(37,885)
Other assets	(23,316)	(44,915)
Accounts payable, accrued expenses and other liabilities	23,635	11,309
Deferred revenue and land leases payable	22,731	8,997
Net cash provided by operating activities	310,454	270,194
Investing Activities
Acquisitions of real estate property	(58,185)	(405,318)
Additions to land, buildings and improvements	(108,849)	(107,425)
Escrowed cash — capital improvements/acquisition	(246,682)	(68,692)
Investments in unconsolidated joint ventures	(120,130)	(159,524)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	19,795	48,510
Net proceeds from disposition of real estate/joint venture interest	218,701	70,367
Other investments	(26,003)	(28,911)
Debt and preferred equity and other investments, net of repayments/participations	78,888	(172,411)
Net cash used in investing activities	(242,465)	(823,404)
Financing Activities
Proceeds from mortgages and other loans payable	980,333	1,113,500
Repayments of mortgages and other loans payable	(1,027,201)	(484,518)
Proceeds from credit facility and senior unsecured notes	844,000	813,339
Repayments of credit facility and senior unsecured notes	(578,970)	(1,065,793)
Contributions of proceeds from stock options exercised and DRIP issuance	10,452	112,447
Contributions of net proceeds from sale of common stock/preferred stock	41,758	423,544
Redemption of preferred units	(192,500)	(200,013)
Sale or purchase of treasury stock	6,089	(11,197)
Distributions to noncontrolling interests in other partnerships	(11,809)	(15,622)
Contributions from noncontrolling interests in other partnerships	3,781	19,181
Distributions paid on common and preferred units	(115,887)	(93,657)
Deferred loan costs and capitalized lease obligations	(8,921)	(33,830)
Net cash (used in) provided by financing activities	(48,875)	577,381
Net increase in cash and cash equivalents	19,114	24,171
Cash and cash equivalents at beginning of period	189,984	138,192
Cash and cash equivalents at end of period	$209,098	$162,363

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$434	$631
Issuance of units in the Operating Partnership	14,270	40,542
Redemption of units in the Operating Partnership	17,287	17,467
Derivative instruments at fair value	494	375
Assignment of debt investment to joint venture	—	25,362
Mortgage assigned upon asset sale	—	59,099
Tenant improvements and capital expenditures payable	9,855	10,056
Assumption of mortgage loans	84,642	—
Accrued acquisition liabilities	—	4,372
Deferred leasing payable	2,849	509
Capital leased asset	9,992	—
Transfer to net assets held for sale	—	86,339
Transfer to liabilities related to net assets held for sale	—	62,792
Repayment of mezzanine loan	—	3,750
Redemption of Series E units	—	31,698
Repayment of financing receivable	—	28,195
Consolidation of real estate investment	90,934	—
Investment in joint venture	—	5,135

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

1.  Organization and Basis of Presentation

SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies, which are referred to as the Service Corporation, a consolidated variable interest entity.  All of the management, leasing and construction services with respect to the properties that are wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

Substantially all of our assets are held by, and our operations are conducted through, the Operating Partnership.  The Company is the sole managing general partner of the Operating Partnership.  As of September 30, 2013, noncontrolling investors held, in the aggregate, a 2.94% limited partnership interest in the Operating Partnership.  We refer to these interests as the noncontrolling interests in the Operating Partnership.  See Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements.”

Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.

As of September 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	26	18,012,945	93.8%
	Unconsolidated properties	9	5,934,434	96.2%

Suburban	Consolidated properties	26	4,087,400	79.1%
	Unconsolidated properties	4	1,222,100	85.3%
		65	29,256,879	91.9%
_________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of September 30, 2013, we also owned investments in 16 retail properties encompassing approximately 621,300 square feet, 13 development properties encompassing approximately 2,424,600 square feet, three residential properties encompassing 468 units (approximately 497,100 square feet), two land interests encompassing approximately 961,400 square feet and 28 west coast office properties encompassing approximately 3,654,300 square feet.  In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,400 rentable square feet. As of September 30, 2013, we also held debt and preferred equity investments with a book value of $1.3 billion.

Partnership Agreement

In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage ownership interests of the respective partners.  As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, for shares of our common stock on a one-for-one basis.

Basis of Quarterly Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2013 and the results of operations for the periods presented have been included.  The 2013 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Reports on Form 10-K for the year ended December 31, 2012 of the Company and the Operating Partnership.

The balance sheets at December 31, 2012 have been derived from the audited financial statements at that date but does not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

We consolidate variable interest entities, or VIEs, in which we are considered the primary beneficiary. The primary beneficiary of a VIE is the entity that has (i) the power to direct the activities that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of September 30, 2013 and December 31, 2012 are approximately $600.1 million and $607.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of September 30, 2013 and December 31, 2012 are approximately $373.1 million and $379.6 million, respectively, related to our consolidated VIEs.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.

Investment in Commercial Real Estate Properties

On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be impaired or that their carrying value may not be recoverable.  A property’s value is considered impaired if management’s estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property.  To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell. In June 2013, we recorded a $2.2 million impairment charge in connection with the sale of 300 Main Street in Stamford, Connecticut.

We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value.  We evaluate our equity investments for impairment based on the joint venture’s projected discounted cash flows. We do not believe that the values of any of our consolidated properties or equity investments were impaired at either September 30, 2013 or December 31, 2012.

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

We recognized a decrease approximately $1.5 million in rental revenue for the three months ended September 30, 2013 for the amortization of aggregate above-market leases and reductions in lease origination costs in excess of below-market leases, which included approximately $6.8 million resulting from a write-off of above-market and in-place lease balances associated with a former tenant.  Excluding this non-recurring charge, we recognized an increase of approximately $5.3 million in rental revenue for the three months ended September 30, 2013 for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs. We recognized an increase of approximately $8.5 million, $2.6 million and $7.4 million in rental revenue for the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and reductions in lease origination costs.We recognized a reduction in interest expense for the amortization of the above-market rate mortgages assumed of approximately $1.3 million, $4.0 million, $1.3 million and $0.7 million for the three and nine months ended September 30, 2013 and 2012, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Identified intangible assets (included in other assets):
Gross amount	$732,160	$725,861
Accumulated amortization	(325,224)	(263,107)
Net	$406,936	$462,754

Identified intangible liabilities (included in deferred revenue):
Gross amount	$667,495	$651,921
Accumulated amortization	(411,814)	(357,225)
Net	$255,681	$294,696

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

The cost of bonds and marketable securities sold was determined using the specific identification method.

At September 30, 2013 and December 31, 2012, we held the following marketable securities (in thousands):

	September 30, 2013	December 31, 2012
Level 1 – Equity marketable securities	$3,109	$2,202
Level 2 – Commercial mortgage-backed securities	26,346	15,575
Level 3 – Rake bonds	3,408	3,652
Total marketable securities available-for-sale	$32,863	$21,429

Our equity marketable securities represent our investment in Gramercy Capital Corp., which was renamed Gramercy Property Trust Inc. (NYSE: GPT), or Gramercy, in April 2013. Marc Holliday, our chief executive officer, remains a board member of Gramercy. As we no longer have any significant influence over Gramercy, we account for our investment as available-for-sale securities.

The cost basis of the Level 3 securities was $3.6 million and $3.7 million at September 30, 2013 and December 31, 2012, respectively. There were no sales of Level 3 securities during the three and nine months ended September 30, 2013. The Level 3 securities mature at various times through 2030.

Revenue Recognition

Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

owner of tenant improvements for accounting purposes, management records amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, management records amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, management records our contribution towards those improvements as a lease incentive, which is included in deferred leasing costs on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease.  The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the accompanying consolidated balance sheets.  We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account.  The balance reflected on the consolidated balance sheets is net of such allowance.

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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral.  Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense.  The write-off of the reserve balance is called a charge off.  We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly.
We recorded no loan loss reserves during the three and nine months ended September 30, 2013. During the three and nine months ended September 30, 2012, we recorded loan loss reserves of zero and $3.0 million, respectively, on investments being held to maturity and approximately zero and $2.4 million, respectively, in recoveries in connection with the sale of our investments. This is included in loan loss and other investment reserves, net of recoveries in the accompanying consolidated statements of income.

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

Income Taxes

SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax.  To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements.  If SL Green fails to qualify as a REIT in any taxable year, we will be subject to Federal income tax on SL Green's taxable income at regular corporate rates.  SL Green may also be subject to certain state, local and franchise taxes.  Under certain circumstances, Federal income and excise taxes may be due on SL Green's undistributed taxable income.

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

Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may elect in the future, to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or a TRS. In general, our TRSs may perform non-customary services for our tenants, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business.  Our TRSs generate income, resulting in Federal and state income tax liability for these entities.

During the three and nine months ended September 30, 2013, we recorded Federal, state and local tax provisions of $2.1 million and $6.0 million, respectively. During the three and nine months ended September 30, 2012, we recorded Federal, state and local tax provisions of zero and less than $0.1 million, respectively.

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

Stock-Based Employee Compensation Plans

We have a stock-based employee compensation plan, described more fully in Note 14, “Share-based Compensation.”

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Our stock options are recorded at fair value at the time of issuance. Fair value of the stock options is determined using the Black-Scholes option-pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

Compensation cost for stock options, if any, is recognized ratably over the vesting period of the award.  Our policy is to grant options with an exercise price equal to the quoted closing market price of our common stock on the grant date.  Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.

For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of our board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with performance measures, the total estimated compensation cost is based on the fair value of the award at the applicable reporting date estimated using a binomial model. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of Company common stock, at the current quoted market price, from certain key employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.

Awards can also be made in the form of a separate series of units of limited partnership interest in the Operating Partnership called long-term incentive plan units, or LTIP Units. LTIP Units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, are valued by reference to the value of the Company's common stock at the time of grant, and are subject to such conditions and restrictions as the compensation committee of the Company's board of directors may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

Earnings per Share of the Company

The Company presents both basic and diluted earnings per share, or EPS.  Basic EPS excludes dilution and is computed by dividing net income attributable to common stockholders by the weighted average number of common stock outstanding during the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount.  Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior debentures as the conversion premium will be paid in cash.

Earnings per Unit of the Operating Partnership

The Operating Partnership presents both basic and diluted earnings per unit, or EPU.  Basic EPU excludes dilution and is computed by dividing net income attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable.  We place our cash investments in excess of insured amounts with high quality financial institutions.  The collateral securing our debt and preferred equity investments is located in the New York Metropolitan area. See Note 5, “Debt and Preferred Equity Investments.”  We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit.  Though these security deposits and letters of credit are insufficient to meet the total value of a tenant’s lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting the space.  Although the properties in our real estate portfolio are primarily located in Manhattan, we also have Suburban properties located in Brooklyn, Long Island, Westchester County, Connecticut, Northern New Jersey and the west coast.  The tenants located in our buildings operate in various industries.  Other than three tenants who account for approximately 7.3%, 6.5% and 6.0% of our share of annualized cash rent, no other tenant in our portfolio accounted for more than 2.0% of our annualized cash rent, including our share of joint venture annualized cash rent for the three months ended September 30, 2013. Approximately 10%, 7% and 6% of our annualized cash rent for consolidated properties for the three months ended September 30, 2013 was attributable to 1515 Broadway, 1185 Avenue of the Americas and One Madison Avenue, respectively.  In addition, one debt and preferred equity investment accounted for more than 10% of the income earned on debt and preferred equity investments during the three months ended September 30, 2013.

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

3.  Property Acquisitions

In April 2013, we acquired interests from our joint venture partner, City Investment Fund, or CIF, in 16 Court Street for $4.0 million. We have consolidated the ownership of the 318,000 square foot building. The transaction valued the consolidated interest at $96.2 million, inclusive of the $84.7 million mortgage encumbering the property. We recognized a purchase price fair value adjustment of $(2.3) million upon the closing of this transaction. This property, which we initially acquired in July 2007, was previously accounted for as an investment in unconsolidated joint ventures. We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

In March 2013, we, along with Magnum Real Estate Group, acquired 84 residential apartment units, consisting of 72 apartment units and 12 townhouses, located at 248-252 Bedford Avenue, Williamsburg, Brooklyn for $54.9 million. Simultaneous with the closing, the joint venture closed on a five-year $22.0 million mortgage loan which carries a floating rate of interest of 225 basis points over LIBOR. The property is above a commercial property already owned by us. We hold a 90% controlling interest in this joint venture.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The following summarizes our allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of this acquisition (in thousands):

248-252 Bedford Avenue
Land	$10,865
Building and building leasehold	44,035
Above market lease value	—
Acquired in-place leases	—
Other assets, net of other liabilities	—
Assets acquired	54,900

Fair value adjustment to mortgage note payable	—
Below market lease value	—
Liabilities assumed	—

Purchase price allocation	$54,900

Net consideration funded by us at closing, excluding consideration financed by debt	$21,782
Equity and/or debt investment held	$—
Debt assumed	$—

4.  Property Dispositions

In September 2013, we sold the property located at 300 Main Street, Stamford, Connecticut for $13.5 million. We recorded a $2.2 million impairment charge in the second quarter of 2013.

In August 2013, we sold the property located at 333 West 34th, New York, New York for $220.3 million. We recognized a gain of $13.8 million on the sale. The $211.0 million net proceeds from the sale of this property are temporarily being held at a qualified intermediary, at our direction, for the purpose of facilitating a Section 1031 Like-Kind Exchange, and, as such, are included in restricted cash on the consolidated balance sheets at September 30, 2013.

In February 2013, we, along with our joint venture partner, sold our property located at 44 West 55th Street for $6.3 million. We recognized a gain of $1.1 million on the sale.

Discontinued operations included the results of operations of real estate assets under contract or sold prior to September 30, 2013. This included 300 Main Street, which was sold in September 2013, 333 West 34th Street, which was sold in August 2013, 44 West 55th Street, which was sold in February 2013 and 292 Madison Avenue, which was sold in February 2012.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The following table summarizes income from discontinued operations for the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Rental revenue	$1,696	$5,446	$10,656	$13,872
Escalation and reimbursement revenues	683	611	1,292	1,778
Other income (loss)	1	(376)	8	(376)
Total revenues	2,380	5,681	11,956	15,274
Operating expenses	660	2,065	3,643	4,930
Real estate taxes	187	302	765	916
Interest expense, net of interest income	130	696	461	1,627
Depreciable real estate reserves	—	—	2,150	—
Transaction related costs	(3)	65	—	160
Depreciation and amortization	—	1,602	3,212	4,758
Total expenses	974	4,730	10,231	12,391
Net income from discontinued operations	$1,406	$951	$1,725	$2,883

5.  Debt and Preferred Equity Investments

During the nine months ended September 30, 2013 and 2012, our debt and preferred equity investments (net of discounts and deferred origination fees) increased approximately $497.4 million and $374.0 million, respectively, due to originations, purchases, accretion of reserves and discounts and paid-in-kind interest.  We recorded repayments, participations and sales of approximately $530.2 million and $288.3 million, respectively, and loan loss reserves of zero and $3.0 million during the nine months ended September 30, 2013 and 2012, respectively, which offset the increases in debt and preferred equity investments.

Debt Investments

As of September 30, 2013 and December 31, 2012, we held the following debt investments with an aggregate weighted average current yield of approximately 11.3% at September 30, 2013 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Loan Type	September 30, 2013 Senior Financing	September 30, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Maturity Date
Other Loan	$398,500	$14,837	$—	March 2015
Mezzanine Loan	205,000	67,740	66,307	February 2016
Mortgage/Mezzanine Loan	167,355	44,549	44,013	May 2016
Mezzanine Loan	177,000	15,226	15,906	May 2016
Junior Participation	133,000	49,000	49,000	June 2016
Mezzanine Loan	165,000	71,254	70,967	November 2016
Mortgage/Mezzanine Loan(1)	1,109,000	78,268	115,804	March 2017
Other Loan	15,000	3,500	3,500	September 2021
Mortgage(2)	—	—	218,068	—
Total fixed rate	$2,369,855	$344,374	$583,565
Mortgage Loan	—	29,912	—	December 2013
Junior Participation(3)	57,750	10,869	10,869	February 2014
Junior Participation(4)	80,932	23,953	—	February 2014
Mortgage/Mezzanine Loan	330,000	131,595	131,231	July 2014
Mezzanine Loan(5)	62,500	37,394	37,288	July 2014
Mezzanine Loan	180,000	59,852	59,739	August 2014
Mortgage	—	14,855	14,745	September 2014
Mezzanine Loan(6)	87,374	37,365	34,444	October 2014
Mortgage/Mezzanine Loan(7)	—	53,258	47,253	February 2015
Mezzanine Loan	110,000	48,991	—	September 2015
Mezzanine Loan(8)	92,711	27,772	55,336	December 2015
Mezzanine Loan	775,000	72,585	—	March 2016
Mezzanine Loan(9)	160,000	22,515	7,624	June 2016
Mezzanine Loan	87,300	25,580	34,761	July 2016
Mortgage/Mezzanine Loan	72,000	20,558	—	July 2018
Total floating rate	$2,095,567	$617,054	$433,290
Total	4,465,422	961,428	1,016,855
Loan loss reserve(10)		(4,000)	(7,000)
		$957,428	$1,009,855
_________________________________

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

(3)	In June 2013, the loan was extended to February 2014, subject to an additional four-month extension option.

(4)	As of September 30, 2013, we were committed to fund an additional $0.9 million in connection with this loan.

(5)
As a result of the transfer not meeting the conditions for sale accounting, the $5.0 million portion of the outstanding loan that was participated out has been recorded in other liabilities in the accompanying consolidated balance sheets.

(6)	As of September 30, 2013, we were committed to fund an additional $12.3 million in connection with this loan.

(7)	As of September 30, 2013, we were committed to fund an additional $5.2 million in connection with this loan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

(8)
We funded $56.3 million at origination. In June 2013, we sold 50% of our interest in the $85.0 million mezzanine loan. As of September 30, 2013, we were committed to fund an additional $13.6 million in connection with our share of this loan.

(9)
As part of the refinancing of the related senior mortgage in June 2013, we originated a $30.0 million mezzanine loan and our previous investment in the amount of $15.0 million, including the $7.4 million participated interest, was repaid in full. Following the refinancing, we entered into a loan participation agreement in the amount of $7.4 million on this $30.0 million mezzanine loan. Due to our continued involvement with the loan, the portion that was participated out has been recorded in other assets and other liabilities in the accompanying consolidated balance sheets.

(10)
Loan loss reserves are specifically allocated to investments. Our reserves reflect management's judgment of the probability and severity of losses based on Level 3 data. We cannot be certain that our judgment will prove to be correct or that reserves will be adequate over time to protect against potential future losses.

Preferred Equity Investments

As of September 30, 2013 and December 31, 2012, we held the following preferred equity investments, with an aggregate weighted average current yield of approximately 10.9% at September 30, 2013 (in thousands):

Type	September 30, 2013 Senior Financing	September 30, 2013 Carrying Value, Net of Discounts and Deferred Origination Fees	December 31, 2012 Carrying Value, Net of Discounts and Deferred Origination Fees	Initial Mandatory Redemption
Preferred equity	$70,000	$9,937	$9,927	October 2014
Preferred equity(1)(2)	525,000	107,723	99,768	July 2015
Preferred equity(1)(3)	55,986	24,426	18,925	April 2016
Preferred equity(1)	926,260	216,037	209,959	July 2016
	$1,577,246	$358,123	$338,579
_________________________________

(1)	The difference between the pay and accrual rates is included as an addition to the principal balance outstanding.

(2)	The reserve previously taken against this loan is being accreted up to the face amount through the maturity date. In June 2013, the redemption date was extended from July 2014 to July 2015.

(3)	As of September 30, 2013, we were committed to fund an additional $1.4 million on this loan.

The following table is a rollforward of our total loan loss reserves at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Balance at beginning of year	$7,000	$50,175
Expensed	—	3,000
Recoveries	—	(2,436)
Charge-offs and reclassifications	(3,000)	(43,739)
Balance at end of period	$4,000	$7,000

At September 30, 2013 and December 31, 2012, all debt and preferred equity investments, other than as noted above, were performing in accordance with the terms of the loan agreements.

We have determined that we have one portfolio segment of financing receivables at September 30, 2013 and December 31, 2012, comprising commercial real estate, which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling approximately $145.8 million at September 30, 2013 and

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

$121.3 million at December 31, 2012. No financing receivables were 90 days past due or on non-accrual status at September 30, 2013.

The following table presents impaired loans, which may include non-accrual loans, as of September 30, 2013 and December 31, 2012, respectively (in thousands):

	September 30, 2013			December 31, 2012
	Unpaid Principal Balance	Recorded Investment	Allowance Allocated	Unpaid Principal Balance	Recorded Investment	Allowance Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—	$—
With an allowance recorded:
Commercial real estate	10,750	10,750	4,000	10,750	10,750	7,000

Total	$10,750	$10,750	$4,000	$10,750	$10,750	$7,000

The following table presents the average recorded investment in impaired loans, which may include non-accrual loans and the related investment and preferred equity income recognized during the three and nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Average recorded investment in impaired loans	$10,890	$40,304	$10,877	$63,391

Investment and preferred equity income recognized	3,316	(298)	3,804	3,480

On an ongoing basis, we monitor the credit quality of our financing receivables based on payment activity. We assess credit quality indicators based on the underlying collateral.

6.  Investments in Unconsolidated Joint Ventures

We have investments in several real estate joint ventures with various partners, including SITQ Immobilier, a subsidiary of Caisse de depot et placement du Quebec, or SITQ, Canada Pension Plan Investment Board, or CPPIB, Prudential Real Estate Investors, or Prudential, Onyx Equities, or Onyx, The Witkoff Group, or Witkoff, Credit Suisse Securities (USA) LLC, or Credit Suisse, Jeff Sutton, or Sutton, Harel Insurance and Finance, or Harel, Louis Cappelli, or Cappelli, The Moinian Group, or Moinian, Vornado Realty Trust (NYSE: VNO), or Vornado, Blackstone Real Estate Partners VII, or Blackstone, Plaza Global Real Estate Partners LP, or Plaza, Angelo Gordon Real Estate Inc., or AG, as well as private investors. All the investments below are voting interest entities, except for 33 Beekman, 3 Columbus Circle and 180/182 Broadway which are VIEs in which we are not the primary beneficiary. Our net equity investment in these three VIEs was $136.7 million and $117.7 million at September 30, 2013 and December 31, 2012, respectively. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The table below provides general information on each of our joint ventures as of September 30, 2013 (amounts in thousands):

Property	Partner	Ownership Interest	Economic Interest	Square Feet	Acquired	Acquisition Price(1)
100 Park Avenue	Prudential	49.90%	49.90%	834	January 2000	$95,800
21 West 34th Street	Sutton	50.00%	50.00%	30	July 2005	22,400
1604-1610 Broadway(2)	Onyx	70.00%	70.00%	30	November 2005	4,400
27-29 West 34th Street	Sutton	50.00%	50.00%	41	January 2006	30,000
717 Fifth Avenue	Sutton/Private Investor	10.92%	10.92%	120	September 2006	251,900
800 Third Avenue	Private Investors	42.95%	42.95%	526	December 2006	285,000
1745 Broadway	Witkoff/SITQ/Lehman Bros.	32.26%	32.26%	674	April 2007	520,000
1 and 2 Jericho Plaza	Onyx/Credit Suisse	20.26%	20.26%	640	April 2007	210,000
The Meadows	Onyx	50.00%	50.00%	582	September 2007	111,500
388 and 390 Greenwich Street(3)	SITQ	50.60%	50.60%	2,600	December 2007	1,575,000
180/182 Broadway(4)	Harel/Sutton	25.50%	25.50%	71	February 2008	43,600
600 Lexington Avenue	CPPIB	55.00%	55.00%	304	May 2010	193,000
11 West 34th Street	Private Investor/Sutton	30.00%	30.00%	17	December 2010	10,800
7 Renaissance	Cappelli	50.00%	50.00%	37	December 2010	4,000
3 Columbus Circle(5)	Moinian	48.90%	48.90%	769	January 2011	500,000
280 Park Avenue	Vornado	50.00%	49.50%	1,237	March 2011	400,000
1552-1560 Broadway(6)	Sutton	50.00%	50.00%	49	August 2011	136,550
747 Madison Avenue	Harel/Sutton	33.33%	33.33%	10	September 2011	66,250
724 Fifth Avenue	Sutton	50.00%	50.00%	65	January 2012	223,000
10 East 53rd Street	CPPIB	55.00%	55.00%	390	February 2012	252,500
33 Beekman(7)	Harel/Private Investor	45.90%	45.90%	145	August 2012	31,000
West Coast office portfolio(8)	Blackstone	42.02%	43.74%	4,067	September 2012	880,103
521 Fifth Avenue(9)	Plaza	50.50%	50.50%	460	November 2012	315,000
21 East 66th Street(10)	Private Investors	32.28%	32.28%	17	December 2012	75,000
315 West 36th Street	Private Investors	35.50%	35.50%	148	December 2012	45,000
Herald Center(11)	AG	40.00%	40.00%	365	January 2013	50,000
_________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture.

(2)	In March 2013, Sutton conveyed his interest in this property to us.

(3)	The property is subject to a triple-net lease arrangement with a single tenant, which expires in 2020.

(4)	In June 2013, the joint venture completed its redevelopment project and has conveyed a 30-year ground lease condominium interest in the building to Pace University, or Pace, its primary tenant.

(5)
We had an obligation to fund an additional $47.5 million to the joint venture which has been fully funded as of June 30, 2013. As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns a portion of the property, generally floors three through eight referred to as Y&R units. As the joint venture has an option to repurchase the Y&R units, no gain was recognized on this transaction.

(6)
In connection with this acquisition, the joint venture also acquired a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway. The purchase price relates only to the purchase of the 1552 Broadway interest which comprises 13,045 square feet. In 2012, we,

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

along with Sutton, acquired the property at 155 West 46th Street, which is adjacent to 1552 and 1560 Broadway, and sold it to the fee owner of 1560 Broadway.

(7)
The joint venture acquired the fee interest in the property and will develop an approximately 30 story building for student housing. Upon completion of the development, the joint venture will convey a long-term ground lease condominium interest in the building to Pace.

(8)
Prior to the recapitalization in September 2012, the Company held $26.7 million in mezzanine and preferred equity positions in the entity that owned the portfolio. Following the recapitalization, Blackstone became the majority owner of the joint venture, with Equity Office Properties, a Blackstone affiliate, being responsible for the portfolio’s management and leasing. In February 2013, we acquired Gramercy’s 10.73% interest in the joint venture and simultaneously sold 20.78% of the newly acquired interest to Square Mile Capital Management LLC or Square Mile. During the nine months ended September 30, 2013, we acquired Square Mile’s 6.00% interest in the joint venture and the joint venture sold three of the properties for an aggregate of $224.3 million, on which we recognized a gain of approximately $2.1 million. The proceeds from the sale of these properties were used primarily to repay $194.5 million of the mortgage and $20.5 million of the mezzanine loan.

(9)	Following the sale of our 49.5% partnership interest in 521 Fifth Avenue, we deconsolidated the entity effective November 30, 2012 and have accounted for our investment under the equity method.

(10)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% in four residential units at the property.

(11)
The joint venture acquired a preferred equity interest in an entity that holds the interest in a mixed commercial use property located in Manhattan. The preferred equity bears interest at a rate of 8.75% per annum and matures in June 2016.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2013	December 31, 2012
100 Park Avenue	September 2014	6.64%	$210,427	$212,287
7 Renaissance	February 2015	10.00%	1,276	856
11 West 34th Street	January 2016	4.82%	17,279	17,491
280 Park Avenue	June 2016	6.57%	708,525	710,000
21 West 34th Street	December 2016	5.76%	100,000	100,000
1745 Broadway	January 2017	5.68%	340,000	340,000
1 and 2 Jericho Plaza	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
388 and 390 Greenwich Street(2)	December 2017	3.20%	996,082	996,082
315 West 36th Street	December 2017	3.16%	25,000	25,000
717 Fifth Avenue	July 2022	4.45%	300,000	300,000
21 East 66th Street(3)	April 2023	3.60%	12,000	12,000
717 Fifth Avenue	June 2024	9.00%	301,520	294,509
1604-1610 Broadway(4)	—	5.66%	27,000	27,000
Total fixed rate debt			$3,223,769	$3,219,885
180/182 Broadway(5)	December 2013	2.94%	89,868	71,524
West Coast office portfolio(6)	September 2014	3.93%	526,290	745,025
747 Madison Avenue	October 2014	2.96%	33,125	33,125
The Meadows(7)	September 2015	7.75%	58,212	57,000
3 Columbus Circle(8)	April 2016	2.37%	241,264	247,253
1552 Broadway(9)	April 2016	3.47%	143,430	113,869
Other loan payable	June 2016	1.09%	30,000	30,000
724 Fifth Avenue	January 2017	2.54%	120,000	120,000
10 East 53rd Street	February 2017	2.69%	125,000	125,000
33 Beekman(10)	August 2017	2.94%	18,362	18,362
600 Lexington Avenue	October 2017	2.27%	121,570	124,384
388 and 390 Greenwich Street(2)	December 2017	1.18%	142,297	142,297
27-29 West 34th Street(11)	May 2018	2.09%	53,038	53,375
521 Fifth Avenue	November 2019	2.39%	170,000	170,000
21 East 66th Street	June 2033	2.88%	1,978	2,033
16 Court Street(12)			—	84,916
Total floating rate debt			$1,874,434	$2,138,163
Total joint venture mortgages and other loans payable			$5,098,203	$5,358,048
_________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2013, taking into account interest rate hedges in effect during the period.

(2)
These loans comprised of a $576.0 million mortgage and a $562.4 million mezzanine loan, both of which are fixed rate loans, except for $72.0 million of the mortgage and $70.3 million of the mezzanine loan which are

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

floating.  Up to $200.0 million of the mezzanine loan, secured indirectly by these properties, is recourse to us.  We believe it is unlikely that we will be required to perform under this guarantee.

(3)	In April 2013, this loan was refinanced at par and its maturity was extended to April 2023.

(4)	This loan went into default in November 2009 due to the non-payment of debt service.

(5)	This loan has a committed amount of $90.0 million.

(6)	As a result of the sale of two of its properties, the joint venture paid down $194.5 million of its mortgage and $20.5 million of its mezzanine loan.

(7)	As of September 30, 2013, $1.8 million of the existing loan remained unfunded.

(8)
This loan has a committed amount of $260.0 million. The joint venture has the ability to increase the mortgage by $40.0 million based on meeting certain performance hurdles. In connection with this obligation, we executed a master lease agreement and our joint venture partner executed a contribution agreement to reflect its pro rata obligation under the master lease. The lien on the mortgage and the master lease excludes the condominium interest owned by Y&R. See Note 5 of prior table.

(9)
In April 2013, we refinanced the previous $119.6 million mortgage with a $200.0 million three-year loan construction financing facility comprised of a $170.0 million mortgage loan and a $30.0 million mezzanine loan. The facility has two one-year extension options. As of September 30, 2013, $44.2 million of the mortgage loan and $12.4 million of the mezzanine loan remained unfunded.

(10)
This loan has a committed amount of $75.0 million, which is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(11)	In May 2013, this loan was refinanced and its maturity was extended to May 2018.

(12)	In April 2013, we acquired interests from our joint venture partner, CIF, and have consolidated the entity due to our controlling interest.

We act as the operating partner and day-to-day manager for all our unconsolidated joint ventures, except for 800 Third Avenue, 1 and 2 Jericho Plaza, 3 Columbus Circle, West Coast portfolio and The Meadows. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to our joint ventures. We earned approximately $3.5 million, $7.5 million, $2.5 million and $6.2 million from these services for the three and nine months ended September 30, 2013 and 2012, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2013 and December 31, 2012, are as follows (in thousands):

	September 30, 2013	December 31, 2012
Assets
Commercial real estate property, net	$6,566,636	$6,910,991
Other assets	937,469	728,113
Total assets	$7,504,105	$7,639,104

Liabilities and members’ equity
Mortgages and other loans payable	$5,098,203	$5,358,048
Other liabilities	378,752	406,929
Members’ equity	2,027,150	1,874,127
Total liabilities and members’ equity	$7,504,105	$7,639,104
Company’s net investment in unconsolidated joint ventures	$1,109,815	$1,032,243

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The combined statements of income for the unconsolidated joint ventures for the three and nine months ended September 30, 2013 and 2012, respectively, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Total revenues	$156,571	$120,121	$462,776	$364,587
Operating expenses	29,211	17,984	86,027	50,957
Ground rent	657	657	1,972	2,317
Real estate taxes	19,105	12,008	53,368	37,865
Interest expense, net of interest income	56,169	55,058	169,137	160,528
Amortization of deferred financing costs	2,869	2,338	12,454	7,009
Depreciation and amortization	49,402	35,242	144,552	107,749
Transaction related costs	—	934	—	1,292
Total expenses	157,413	124,221	467,510	367,717
Gain on early extinguishment of debt	—	21,421	—	21,421
Net (loss) income	$(842)	$17,321	$(4,734)	$18,291
Company’s equity in net income of unconsolidated joint ventures	$2,939	$11,658	$4,251	$80,988

Equity in net income of unconsolidated joint ventures for the nine months ended September 30, 2012 includes $67.9 million of additional income recognized in June 2012 as a result of the distribution of refinancing proceeds from the recapitalization of 717 Fifth Avenue and $10.8 million of additional income recognized in August 2012 as a result of the repayment of the Meadows' previous mortgage at a discount.

7.  Deferred Costs

Deferred costs at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Deferred financing	$149,888	$152,596
Deferred leasing	304,135	285,931
	454,023	438,527
Less accumulated amortization	(206,173)	(177,382)
Deferred costs, net	$247,850	$261,145

8.  Mortgages and Other Loans Payable

The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at September 30, 2013 and December 31, 2012, respectively, were as follows (amounts in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Property	Maturity Date	Interest Rate(1)	September 30, 2013	December 31, 2012
609 Partners, LLC(2)	July 2014	5.00%	$23	$23
125 Park Avenue	October 2014	5.75%	146,250	146,250
711 Third Avenue	June 2015	4.99%	120,000	120,000
625 Madison Avenue	November 2015	7.27%	122,178	125,603
500 West Putnam	January 2016	5.52%	23,665	24,060
420 Lexington Avenue	September 2016	7.15%	183,443	184,992
Landmark Square	December 2016	4.00%	83,309	84,486
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
120 West 45th Street	February 2017	6.12%	170,000	170,000
762 Madison Avenue	February 2017	3.75%	8,252	8,371
2 Herald Square	April 2017	5.36%	191,250	191,250
885 Third Avenue	July 2017	6.26%	267,650	267,650
Other loan payable(3)	September 2019	8.00%	50,000	50,000
One Madison Avenue	May 2020	5.91%	592,560	607,678
100 Church	July 2022	4.68%	230,000	230,000
919 Third Avenue(4)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	70,000	70,000
400 East 58th Street	February 2024	4.13%	30,000	30,000
1515 Broadway(5)	March 2025	3.93%	900,000	—
300 Main Street(6)	—	—	—	11,500
220 East 42nd Street	—	—	—	185,906
Total fixed rate debt			$4,138,580	$3,457,769
16 Court Street(7)	October 2013	2.69%	84,354	—
Master repurchase(8)	November 2013	3.19%	131,966	116,667
180 Maiden Lane(9)	November 2016	2.38%	264,858	271,215
248-252 Bedford Avenue	March 2018	2.44%	22,000	—
1515 Broadway(5)	—	—	—	769,813
Total floating rate debt			$503,178	$1,157,695
Total mortgages and other loans payable			$4,641,758	$4,615,464
_________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2013, taking into account interest rate hedges in effect during the period.

(2)
As part of an acquisition, the Operating Partnership issued 63.9 million units of its 5.0% Series E preferred units, or the Series E units, with a liquidation preference of $1.00 per unit. As of September 30, 2013, 63.8 million Series E units had been redeemed.

(3)	This loan is secured by a portion of a preferred equity investment.

(4)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan. This loan is non-recourse to us.

(5)
In February 2013, we refinanced the previous $775.0 million mortgage with a new $900.0 million 12-year mortgage and realized a net loss on early extinguishment of debt of approximately $18.5 million, including a prepayment penalty of $7.6 million.

(6)	The property was sold in September 2013.

(7)
In April 2013, we acquired interests from our joint venture partner, CIF, and have consolidated the entity due to our controlling interest. In October 2013, the maturity date of the loan was extended to December 2013.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

(8)
The Master Repurchase Agreement, or MRA, has a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. In September 2013, the maturity of this MRA was extended to November 2013 subject to a 10 months extension option. This MRA bears interest based on 1-month LIBOR plus 300 basis points through September 2013 and a floating rate of interest of 350 basis points over 1-month LIBOR through the extended maturity date.

(9)
In connection with this consolidated joint venture obligation, we executed a master lease agreement. Our partner has executed a contribution agreement to reflect its 50.1% share of the obligation under the master lease.

At September 30, 2013 and December 31, 2012, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $8.0 billion and $7.6 billion, respectively.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At September 30, 2013, the effective interest rate was 1.64% for revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of September 30, 2013, the facility fee was 30 basis points. At September 30, 2013, we had approximately $79.1 million of outstanding letters of credit, $340.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $0.9 billion under the 2012 credit facility.

The Company, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2013 and December 31, 2012, respectively by scheduled maturity date (amounts in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Issuance	September 30, 2013 Unpaid Principal Balance	September 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,194	255,165	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	295,151	287,373	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,666	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	11,953	11,953	16,893	3.00%	3.00%	20	March 30, 2027
	$1,388,166	$1,337,869	$1,334,956
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
On December 27, 2012, we repurchased $42.4 million of aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(4)
In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of the Company's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of our common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of our common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2013, approximately $49.8 million remained to be amortized into the debt balance.

(5)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

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

(7)
In March 2007, the Operating Partnership issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of the Company's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

equity and was fully amortized into the debt balance as of March 31, 2012. On January 2, 2013, we repurchased $4.9 million of aggregate principal amount of exchangeable notes at 99.6% of the principal amount.

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value.  The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured floating rate trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The proceeds from the security offering were transferred to the Operating Partnership as a loan. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015.  Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments.  The Trust preferred securities are redeemable, at the option of the Operating Partnership, in whole or in part, with no prepayment premium.  We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary.  Because the Trust is not consolidated, we have recorded the debt on our balance sheet and the related payments are classified as interest expense.

Principal Maturities

Combined aggregate principal maturities of mortgages and other loans payable, revolving credit facility, trust preferred securities, term loan and senior unsecured notes and our share of joint venture debt as of September 30, 2013, including as-of-right extension options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Trust Preferred Securities	Term Loan and Senior Unsecured Notes	Total	Joint Venture Debt
2013	$10,093	$216,320	$—	$—	$—	$226,413	$77,387
2014	43,808	146,273	—	—	75,898	265,979	324,001
2015	47,028	229,537	—	—	7	276,572	41,085
2016	55,689	515,487	—	—	255,308	826,484	597,456
2017	61,213	1,086,579	—	—	356,953	1,504,745	930,713
Thereafter	311,611	1,918,121	340,000	100,000	1,100,000	3,769,732	198,805
	$529,442	$4,112,317	$340,000	$100,000	$1,788,166	$6,869,925	$2,169,447

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense	$83,536	$86,045	$248,905	$248,986
Interest income	(563)	(386)	(1,485)	(1,197)
Interest expense, net	$82,973	$85,659	$247,420	$247,789
Interest capitalized	$2,828	$3,360	$9,191	$8,892

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

10.  Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $2.7 million, $0.8 million and $2.4 million, for the three and nine months ended September 30, 2013 and 2012, respectively.  We paid Alliance approximately $4.8 million, $13.2 million, $4.7 million and $12.9 million for the three and nine months ended September 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $50,700, $158,000, $2,400 and $58,300 for the three and nine months ended September 30, 2013 and 2012, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $105,000, $319,000, $93,000 and $292,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

Other

Amounts due to/from related parties at September 30, 2013 and December 31, 2012 consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Due from joint ventures	$2,128	$511
Other	5,672	7,020
Related party receivables	$7,800	$7,531
Due to a joint venture (included in Accounts payable and accrued expenses)	$—	$(8,401)

11.  Noncontrolling Interests on the Company's Consolidated Financial Statements

Noncontrolling interests represent the common and preferred units of limited partnership interest in the Operating Partnership not held by the Company as well as third party equity interests in our other consolidated subsidiaries. Noncontrolling interests in the Operating Partnership are shown in the mezzanine equity while the noncontrolling interests in our other consolidated subsidiaries are shown in the equity section of the Company’s consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Common Units of Limited Partnership Interest in the Operating Partnership

As of September 30, 2013 and December 31, 2012, the noncontrolling interest unit holders owned 2.94% (2,792,050 common units) and 2.94% (2,759,758 common units) of the Operating Partnership, respectively.  At September 30, 2013, 2,792,050 shares of our common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.

Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.

Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership (in thousands):

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Balance at beginning of period	$212,907	$195,030
Distributions	(2,695)	(3,296)
Issuance of common units	14,270	42,239
Redemption of common units	(17,287)	(87,513)
Net income	1,909	5,597
Accumulated other comprehensive income (loss) allocation	490	(388)
Fair value adjustment	38,452	61,238
Balance at end of period	$248,046	$212,907

Preferred Units of Limited Partnership Interest in the Operating Partnership

The Operating Partnership has 1,902,000 4.5% Series G preferred units of limited partnership interest, or the Series G preferred units, with a liquidation preference of $25.00 per unit, which was issued in January 2012 as part of an acquisition. The Series G preferred unitholders receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series G preferred units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50.  The common units of limited partnership interest in the Operating Partnership may be redeemed in exchange for our common stock on a 1-to-1 basis.  The Series G preferred units also provide the holder with the right to require the Operating Partnership to repurchase the Series G preferred units for cash before January 31, 2022.

The Operating Partnership has 80,000 6.0% Series H preferred units, or the Series H preferred units, with a mandatory liquidation preference of $25.00 per unit, which was issued in November 2011 as part of an acquisition. The Series H preferred unitholders receive annual dividends of $1.50 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series H preferred units can be redeemed at any time at par for cash at the Operating Partnership’s option or the option of the unitholder.

The Operating Partnership also has 22,658 units of its 5.00% Series E Preferred Units of limited partnership interest outstanding with a mandatory liquidation preference of $1.00 per unit which are included and further described in Note 8, “Mortgages and other loans payable.”

The Operating Partnership also has 60 units of its Series F Preferred Units outstanding with a mandatory liquidation preference of $1,000.00 per unit.

12.  Stockholders’ Equity of the Company

Common Stock

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Our authorized capital stock consists of 260,000,000 shares, $0.01 par value, of which we have authorized the issuance of up to 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2013, 92,214,396 shares of common stock and no shares of excess stock were issued and outstanding.

At-The-Market Equity Offering Program

In July 2011, the Company, along with the Operating Partnership, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of the Company's common stock. During the nine months ended September 30, 2013, the Company sold 462,276 shares of its common stock through the ATM Program for aggregate gross proceeds of approximately $42.5 million ($41.8 million of net proceeds after related expenses). The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 462,276 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes. As of September 30, 2013, we had $2.8 million available to issue under the ATM Program.

Perpetual Preferred Stock

We have 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series I Preferred stockholders receive annual dividends of $1.625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions.  We are entitled to redeem the Series I Preferred Stock at par for cash at our option on or after August 10, 2017. In August 2012, we received $221.9 million in net proceeds from the issuance of the Series I Preferred Stock, which were recorded net of underwriters’ discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 9,200,000 units of its 6.50% Series I Cumulative Redeemable Preferred Units of limited partnership interest, or the Series I Preferred Units.

In June 2013, we redeemed the remaining 7,700,000 outstanding shares of our 7.625% Series C Cumulative Redeemable Preferred stock, or the Series C Preferred Stock at a redemption price of $25.00 per share plus $0.3495 in accumulated and unpaid dividends on such Preferred Stock through June 21, 2013. We recognized $12.2 million of costs to redeem the remaining Series C Preferred Stock. In September 2012, we had redeemed 4,000,000 shares of our 11,700,000 shares of Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such Preferred Stock through September 24, 2012. We recognized $6.3 million of costs to redeem partially the Series C Preferred Stock. Simultaneously with each redemption, an equal number of 7.625% Series C Cumulative Redeemable Preferred Units of limited partnership interest of the Operating Partnership, or the Series C Preferred Units, were redeemed at the redemption price paid by us to the Series C Preferred stockholders. The Series C Preferred stockholders received annual dividends of $1.90625 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.

In July 2012, we redeemed all 4,000,000 shares of our 7.875% Series D Cumulative Redeemable Preferred stock, or Series D Preferred Stock, at a redemption price of $25.00 per share plus $0.4922 in accumulated and unpaid dividends on such Preferred Stock through July 14, 2012 and recognized $3.7 million of costs to redeem the Series D Preferred Stock. Simultaneously with that redemption, an equal number of 7.875% Series D Cumulative Redeemable Preferred Units of limited partnership interest of the Operating Partnership, or the Series D Preferred Units, were redeemed at the redemption price paid by SL Green to the Series D Preferred stockholders. The Series D Preferred stockholders received annual dividends of $1.96875 per share paid on a quarterly basis and dividends were cumulative, subject to certain provisions.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. The Company registered 3,500,000 shares of its common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the nine months ended September 30, 2013 and 2012, the Company issued approximately 651 shares and 1.3 million shares of its common stock and received approximately $57,000 and $99.5 million of proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Earnings per Share

Earnings per share for the three and nine months ended September 30, 2013 and 2012 is computed as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Basic Earnings:
Income attributable to SL Green common stockholders	$37,025	$7,732	$64,210	$136,028
Effect of Dilutive Securities:
Redemption of units to common shares	1,110	567	1,909	4,876
Stock options	—	—	—	—
Diluted Earnings:
Income attributable to SL Green common stockholders	$38,135	$8,299	$66,119	$140,904

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator
Basic Earnings:
Weighted average common stock oustanding	91,988	90,241	91,684	88,929
Effect of Dilutive Securities:
Redemption of units to common stock	2,792	3,320	2,705	3,188
3.00% exchangeable senior notes due 2017	—	—	—	—
3.00% exchangeable senior notes due 2027	—	—	—	—
4.00% exchangeable senior debentures due 2025	—	—	—	—
Stock-based compensation plans	236	330	242	368
Diluted weighted average common stock outstanding	95,016	93,891	94,631	92,485

We have excluded approximately 703,702, 922,239, 548,000 and 613,000 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2013 and 2012, respectively, as they were anti-dilutive.

13. Partners' Capital of the Operating Partnership

The Company is the sole general partner of the Operating Partnership and at September 30, 2013 owned 92,214,396 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.

Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

Limited Partner Units

As of September 30, 2013, limited partners other than SL Green owned approximately 2.94% (2,792,050 common units) of the Operating Partnership.

Preferred Units

Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”

Earnings per Unit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator
Basic Earnings:
Income attributable to SLGOP common unitholders	$38,135	$8,299	$66,119	$140,904
Effect of Dilutive Securities:
Stock options	—	—	—	—
Diluted Earnings:
Income attributable to SLGOP common unitholders	$38,135	$8,299	$66,119	$140,904

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Denominator
Basic Earnings:
Weighted average common units outstanding	94,780	93,561	94,389	92,117
Effect of Dilutive Securities:
3.00% exchangeable senior notes due 2017	—	—	—	—
3.00% exchangeable senior notes due 2027	—	—	—	—
4.00% exchangeable senior debentures due 2025	—	—	—	—
Stock-based compensation plans	236	330	242	368
Diluted weighted average common units outstanding	95,016	93,891	94,631	92,485

We have excluded approximately 703,702, 922,239, 548,000 and 613,000 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2013 and 2012, respectively, as they were anti-dilutive.

14. Share-based Compensation

We have a stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.

Third Amended and Restated 2005 Stock Option and Incentive Plan

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders.  The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards.  Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan.  Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five year from the date of grant counting as 0.77 fungible units per share subject to such awards, and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios.  As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares.  If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards.  Shares of the Company's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares.  Currently, unless the 2005 Plan has been previously terminated by the board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2013, 5.8 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

Options are granted under the plan at the fair market value on the date of grant and, subject to termination of employment, generally expire ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2013 and the year ended December 31, 2012.

	September 30, 2013	December 31, 2012
Dividend yield	1.95%	2.00%
Expected life of option	4.7 years	3.7 years
Risk-free interest rate	0.78%	0.46%
Expected stock price volatility	35.59%	37.40%

A summary of the status of our stock options as of September 30, 2013 and December 31, 2012 and changes during the nine months ended September 30, 2013 and the year ended December 31, 2012 are presented below:

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

	September 30, 2013		December 31, 2012
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,201,000	$75.05	1,277,200	$63.37
Granted	246,000	79.58	361,331	75.36
Exercised	(184,919)	51.62	(382,612)	36.65
Lapsed or canceled	(33,202)	83.61	(54,919)	72.99
Balance at end of period	1,228,879	$79.25	1,201,000	$75.05

Options exercisable at end of period	506,903	$87.48	479,913	$86.85
Weighted average fair value of options granted during the period	$4,999,225		$6,602,967

All options were granted within a price range of $20.67 to $137.18.  The remaining weighted average contractual life of the options outstanding was 4.26 years years and the remaining weighted average contractual life of the options exercisable was 3.86 years.

During the three and nine months ended September 30, 2013 and 2012, we recognized approximately $2.2 million, $4.8 million, $1.0 million and $3.9 million of compensation expense, respectively, for these options. As of September 30, 2013, there was approximately $8.9 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of three years.

Stock-based Compensation

Effective January 1, 1999, we implemented a deferred compensation plan, or the Deferred Plan, covering certain of our employees, including our executives.  The shares issued under the Deferred Plan were granted to certain employees, including our executives, and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria.  Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.

A summary of our restricted stock as of September 30, 2013 and December 31, 2012 and charges during the nine months ended September 30, 2013 and the year ended December 31, 2012 is presented below:

	September 30, 2013	December 31, 2012
Balance at beginning of year	2,804,901	2,912,456
Granted	9,867	92,729
Cancelled	(3,267)	(200,284)
Balance at end of period	2,811,501	2,804,901
Vested during the period	6,634	408,800
Compensation expense recorded	$4,421,551	$6,930,381
Weighted average fair value of restricted stock granted during the period	$882,249	$7,023,942

The fair value of restricted stock that vested during the nine months ended September 30, 2013 and year ended December 31, 2012 was $0.4 million and $22.4 million, respectively. As of September 30, 2013, there was $8.5 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

For the three and nine months ended September 30, 2013 and 2012, approximately $0.9 million , $2.9 million, $0.9 million and $2.9 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15.0 million up to approximately $75.0 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25.0 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25.0 million of awards could be earned at any time after the beginning of the third year.  In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date) and the remainder is scheduled to vest ratably on January 1, 2014 and 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.

The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $0.9 million, $3.6 million, $3.3 million and $7.0 million during the three and nine months ended September 30, 2013 and 2012, respectively, related to the 2010 Long-Term Compensation Plan.

2011 Outperformance Plan

In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a “performance pool” comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.7 million, $6.2 million, $1.4 million and $4.0 million during the three and nine months ended September 30, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the nine months ended September 30, 2013, 6,692 phantom stock units were earned.  As of September 30, 2013, there were approximately 74,805 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by the Company's stockholders at the Company's 2008 annual meeting of stockholders.  As of September 30, 2013, approximately 72,026 shares of our common stock had been issued under the ESPP.

15. Accumulated Other Comprehensive Loss of the Company

The following tables set forth the changes in accumulated other comprehensive income (loss) by component:

	Nine Months Ended September 30, 2013
	Net unrealized loss on derivative instruments (1)	SL Green’s share of joint venture net unrealized loss on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Beginning balance	$(16,834)	$(16,063)	$3,310	$(29,587)
Other comprehensive (loss) income before reclassifications	(121)	5,248	317	5,444
Amounts reclassified from accumulated other comprehensive income (loss)	1,222	3,672	—	4,894
Ending balance	$(15,733)	$(7,143)	$3,627	$(19,249)
___________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of September 30, 2013 and December 31, 2012, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized gain on derivative instrument, was approximately $14.3 million and $15.0 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

16. Accumulated Other Comprehensive Loss of the Operating Partnership

The following tables set forth the changes in accumulated other comprehensive income (loss) by component:

	Nine Months Ended September 30, 2013
	Net unrealized loss on derivative instruments (1)	SLGOP’s share of joint venture net unrealized loss on derivative instruments (2)	Unrealized gains and loss on marketable securities	Total
Beginning balance	$(17,438)	$(16,640)	$3,429	$(30,649)
Other comprehensive (loss) income before reclassifications	(20)	5,503	306	5,789
Amounts reclassified from accumulated other comprehensive income (loss)	1,258	3,781	—	5,039
Ending balance	$(16,200)	$(7,356)	$3,735	$(19,821)
___________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of income. As of September 30, 2013 and December 31, 2012, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized gain on derivative instrument, was approximately $14.8 million and $15.5 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of income.

17.  Fair Value Measurements

We are required to disclose the fair value information about our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consist of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$32,863	$3,109	$26,346	$3,408
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities	$1,465	—	$1,465	—

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

	December 31, 2012
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$21,429	$2,202	$15,575	$3,652
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities	$1,959	—	$1,959	—

We determine impairment in real estate investments and debt and preferred equity investments, including intangibles utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.

The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.

The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, debt and preferred equity investments, and mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of debt and preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist.

The following table provides the carrying value and fair value of these financial instruments as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,315,551	(1)	$1,348,434	(1)

Fixed rate debt	$5,606,449	$5,979,568	$4,922,725	$5,334,244
Variable rate debt	1,213,178	1,235,108	1,597,695	1,557,494
	$6,819,627	$7,214,676	$6,520,420	$6,891,738
_____________________________________

(1)
Debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion at September 30, 2013. At December 31, 2012, the debt and preferred equity investments had an estimated fair value ranging between $1.3 billion and $1.4 billion.

Disclosure about fair value of financial instruments is based on pertinent information available to us as of September 30, 2013.  Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

18.  Financial Instruments: Derivatives and Hedging

In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value.  Derivatives that are not hedges are adjusted to fair value through earnings.  If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings.  The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.  Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.

The following table summarizes the notional and fair value of our derivative financial instruments at September 30, 2013 based on Level 2 inputs.  The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands):

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	$271,912	6.000%	November 2012	November 2013	Other Liabilities	$—
Interest Rate Swap	$30,000	2.295%	July 2010	June 2016	Other Liabilities	(1,412)
Interest Rate Swap	$8,500	0.740%	February 2012	February 2015	Other Liabilities	(53)
						$(1,465)

Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings.  We estimate that approximately $2.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $5.0 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income (loss) from unconsolidated joint ventures within the next 12 months.

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the three months ended September 30, 2013 and 2012, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) or Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2013	2012		2013	2012		2013	2012
Interest Rate Swaps/Caps	$(160)	$(278)	Interest expense	$320	$468	Interest expense	$2	$(1)
Share of unconsolidated joint ventures' derivative instruments	(2,606)	(3,074)	Equity in net income (loss) from unconsolidated joint ventures	1,281	2,782	Equity in net income (loss) from unconsolidated joint ventures	5	—
	$(2,766)	$(3,352)		$1,601	$3,250		$7	$(1)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of income for the nine months ended September 30, 2013 and 2012, respectively (in thousands):

	Amount of Gain or (Loss) Recognized in Other Comprehensive Loss (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2013	2012		2013	2012		2013	2012
Interest Rate Swaps/Caps	$(20)	$(901)	Interest expense	$1,258	$1,394	Interest expense	$2	$—
Share of unconsolidated joint ventures' derivative instruments	5,503	(9,404)	Equity in net income (loss) from unconsolidated joint ventures	3,781	8,276	Equity in net income (loss) from unconsolidated joint ventures	—	—
	$5,483	$(10,305)		$5,039	$9,670		$2	$—

19.  Commitments and Contingencies

Legal Proceedings

We and the Operating Partnership are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties, other than routine litigation arising in the ordinary course of business.  Management believes the costs, if any, incurred by us related to this litigation will not materially affect our financial position, operating results or liquidity.

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

Capital and Ground Leases Arrangements

The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of September 30, 2013 (in thousands):

	Capital leases	Non-cancellable operating leases
2013 (3 months)	$573	$8,914
2014	2,293	35,655
2015	2,364	35,810
2016	2,543	36,251
2017	2,653	36,474
Thereafter	356,544	1,188,301
Total minimum lease payments	366,970	$1,341,405
Less amount representing interest	(319,478)
Present value of net minimum lease payments	$47,492

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Real Estate Purchase Commitment

In August 2013, we entered into a contract to acquire a mixed-use residential and commercial property located at 315 West 33rd Street for $386.0 million. This transaction is expected to be completed in the fourth quarter of 2013, subject to customary closing conditions.

20.  Segment Information

We are a REIT engaged in owning, managing, leasing, acquiring and repositioning commercial properties in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity.  We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.

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

Selected results of operations for the three and nine months ended September 30, 2013 and 2012, and selected asset information as of September 30, 2013 and December 31, 2012, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2013	$319,317	$44,448	$363,765
September 30, 2012	329,142	27,869	357,011

Nine months ended:
September 30, 2013	$950,491	$143,887	$1,094,378
September 30, 2012	948,475	87,655	1,036,130

Income (loss) from continuing operations before purchase price fair value adjustment and equity in net (loss) gain on sale of unconsolidated joint venture/real estate
Three months ended:
September 30, 2013	$(5,885)	$36,382	$30,497
September 30, 2012	10,214	22,272	32,486

Nine months ended:
September 30, 2013	$(21,705)	$118,243	$96,538
September 30, 2012	84,757	70,200	154,957

Total assets
As of:
September 30, 2013	$13,247,401	$1,327,518	$14,574,919
December 31, 2012	13,021,095	1,357,890	14,378,985

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2013
(unaudited)

Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment.  Interest costs for the debt and preferred equity segment are imputed assuming 100% leverage at our 2012 credit facility borrowing cost as well as the interest under the MRA.  We also allocate loan loss reserves, net of recoveries to the debt and preferred equity segment.  We do not allocate marketing, general and administrative expenses and transaction related costs (totaling approximately $18.5 million, $64.2 million, $21.9 million and $65.9 million for the three and nine months ended September 30, 2013 and 2012, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses.  All other expenses, except interest, relate entirely to the real estate assets.

There were no transactions between the above two segments.

The table below reconciles income from continuing operations to net income for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Income from continuing operations before purchase price fair value adjustment and equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	$30,497	$32,486	$96,538	$154,957
Purchase price fair value adjustment	—	—	(2,305)	—
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(354)	(4,807)	(3,937)	17,776
Income from continuing operations	30,143	27,679	90,296	172,733
Net income from discontinued operations	1,406	951	1,725	2,883
Gain on sale of discontinued operations	13,787	—	14,900	6,627
Net income	$45,336	$28,630	$106,921	$182,243

21.  Subsequent Events

In October 2013, we closed on a 7-year, $275.0 million mortgage financing of 220 East 42nd Street. The floating rate mortgage bears interest at 160 basis points over the 30-day LIBOR.

In November 2013, the Company completed an offering of 2,600,000 shares of its common stock, par value $0.01 per share, at a price of $95.94 per share. The Company received net proceeds of approximately $249.4 million, after deducting underwriting discounts (approximately $5.7 million). The Company also granted an option to the underwriter to purchase up to 390,000 additional shares of common stock at a price of $95.94 per share within 30 days from October 28, 2013.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities.  The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies, which are referred to as the Service Corporation, a consolidated variable interest entity.  All of the management, leasing and construction services with respect to the properties which are wholly-owned by us are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership.  The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT.  A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level.  Unless the context requires otherwise, all references to “we,” “our” and “us” means the Company and all entities owned or controlled by the Company, including the Operating Partnership.

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

As of September 30, 2013, we owned the following interests in commercial office properties in the New York Metropolitan area, primarily in midtown Manhattan, a borough of New York City.  Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and Northern New Jersey, which are collectively known as the Suburban assets:

Location	Ownership	Number of Properties	Square Feet	Weighted Average Occupancy(1)
Manhattan	Consolidated properties	26	18,012,945	93.8%
	Unconsolidated properties	9	5,934,434	96.2%

Suburban	Consolidated properties	26	4,087,400	79.1%
	Unconsolidated properties	4	1,222,100	85.3%
		65	29,256,879	91.9%
_________________________________

(1)	The weighted average occupancy represents the total leased square feet divided by total available rentable square feet.

As of September 30, 2013, we also owned investments in 16 retail properties encompassing approximately 621,300 square feet, 13 development properties encompassing approximately 2,424,600 square feet, three residential properties encompassing 468 units (approximately 497,100 square feet), two land interests encompassing approximately 961,400 square feet and 28 west coast office properties encompassing approximately 3,654,300 square feet. In addition, we manage two office properties owned by third parties and affiliated companies encompassing approximately 626,400 rentable square feet. As of September 30, 2013, we also held debt and preferred equity investments with a book value of $1.3 billion.

Critical Accounting Policies

Refer to the 2012 Annual Reports on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments.  There have been no changes to these policies during the nine months ended September 30, 2013.

Results of Operations

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012

The following comparison for the three months ended September 30, 2013, or 2013, to the three months ended September 30, 2012, or 2012, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2012 and at September 30, 2013 and totaled 49 of our 52 consolidated properties, representing approximately 84.4% of our share of annualized rental revenue, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2013 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Assets classified as held for sale, are excluded from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change

Rental revenue	$246.3	$247.2	$(0.9)	(0.4)%	$17.6	$15.4	$0.5	$15.1	$264.4	$277.7	(13.3)	(4.8)%
Escalation and reimbursement	43.2	39.0	4.2	10.8%	1.7	1.4	0.2	1.8	45.1	42.2	2.9	6.9%
Investment and preferred equity income	—	—	—	—%	—	—	44.4	27.9	44.4	27.9	16.5	59.1%
Other income	1.0	3.2	(2.2)	(68.8)%	—	0.1	8.9	5.9	9.9	9.2	0.7	7.6%
Total revenues	290.5	289.4	1.1	0.4%	19.3	16.9	54.0	50.7	363.8	357.0	6.8	1.9%

Property operating expenses	131.1	123.6	7.5	6.1%	8.4	8.8	3.3	12.1	142.8	144.5	(1.7)	(1.2)%
Transaction related costs, net of recoveries	—	0.1	(0.1)	(100.0)%	0.2	0.8	(2.5)	0.5	(2.3)	1.4	(3.7)	(264.3)%
Marketing, general and administrative	—	—	—	—%	—	—	20.9	20.6	20.9	20.6	0.3	1.5%
	131.1	123.7	7.4	6.0%	8.6	9.6	21.7	33.2	161.4	166.5	(5.1)	(3.1)%

Net operating income	$159.4	$165.7	$(6.3)	(3.8)%	$10.7	$7.3	$32.3	$17.5	202.4	190.5	11.9	6.2%

Other income (expenses):
Interest expense, net of interest income									(87.3)	(90.2)	2.9	(3.2)%
Depreciation and amortization									(87.5)	(81.8)	(5.7)	7.0%
Equity in net income from unconsolidated joint ventures									2.9	11.7	(8.8)	(75.2)%
Equity in net loss on sale of interest in unconsolidated joint venture/real estate									(0.4)	(4.8)	4.4	(91.7)%
Gain on sale of investment in marketable securities									—	2.2	(2.2)	(100.0)%
Income from continuing operation									30.1	27.6	2.5	9.1%
Net income from discontinued operations									1.4	1.0	0.4	40.0%
Gain on sale of discontinued operations									13.8	—	13.8	100.0%
Net income									$45.3	$28.6	$16.7	58.4%

Rental, Escalation and Reimbursement Revenues
Occupancy in the Same-Store consolidated properties was 91.1% at September 30, 2013 compared to 90.7% at September 30, 2012. Occupancy for our Same-Store Manhattan consolidated portfolio was 93.8% at September 30, 2013 compared to 93.1% at September 30, 2012. Occupancy for our Suburban consolidated portfolio was 79.1% at September 30, 2013 compared to 79.3% at September 30, 2012.

Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the three months ended September 30, 2013 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,400,204
Space which became available during the quarter(3)
• Office	241,916
• Retail	600
• Storage	1,117
	243,633
Total space available	1,643,837
Space leased during the quarter:
• Office(4)	294,120	301,068	$53.81	$64.36	$58.87	6.0	9.4
• Retail	4,260	4,260	$145.13	$101.18	$23.51	3.9	8.2
• Storage	1,811	2,321	$34.21	$27.32	$0.43	0.4	9.3
Total space leased	300,191	307,649	$54.93	$65.93	$57.94	5.9	9.4

Total available space at end of period	1,343,646

Early renewals
• Office	58,061	63,924	$56.68	$53.15	$14.14	1.8	5.6
• Retail	5,396	5,587	$339.23	$303.44	$67.60	—	10.0
• Storage	878	1,030	$23.93	$21.53	$—	—	3.0
Total early renewals	64,335	70,541	$78.58	$72.52	$18.17	1.7	5.9

Total commenced leases, including replaced previous vacancy
• Office		364,992	$54.31	$59.78	$51.04	5.2	8.7
• Retail		9,847	$255.26	$215.94	$48.53	1.7	9.2
• Storage		3,351	$31.05	$22.14	$0.30	0.3	7.4
Total commenced leases		378,190	$59.34	$68.70	$50.52	5.1	8.7

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,146,726
Sold vacancies	(24,059)
Space which became available during the quarter(3)
• Office	212,334
• Storage	1,366
	213,700
Total space available	1,336,367
Space leased during the quarter:
• Office(5)	214,662	219,138	$27.77	$27.75	$33.79	5.1	7.3
• Storage	200	200	$12.00	$—	$—	—	4.7
Total space leased	214,862	219,338	$27.76	$27.75	$33.76	5.1	7.3

Total available space at end of period	1,121,505

Early renewals
• Office	11,136	11,136	$31.61	$32.32	$5.71	2.2	3.5
• Storage	—	—	$—	$—	$—	—	0
Total early renewals	11,136	11,136	$31.61	$32.32	$5.71	2.2	3.5
Total commenced leases, including replaced previous vacancy
• Office		230,274	$27.96	$28.11	$32.44	5.0	7.1
• Storage		200	$12.00	$—	$—	—	4.7
Total commenced leases		230,474	$27.94	$28.11	$32.41	5.0	7.1
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $56.85 per rentable square feet for 92,608 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $56.78 per rentable square feet for 156,532 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $27.80 per rentable square feet for 132,651 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $28.09 per rentable square feet for 143,787 rentable square feet.

At September 30, 2013, approximately 2.3% and 3.3% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market asking rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 11.2% and 11.0% higher, respectively, than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 14.5% and 4.0% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Rental revenue decreased primarily as a result of our reduced ownership and deconsolidation of the West Coast portfolio ($15.0 million). In late September 2012, we formed a joint venture for the recapitalization of the West Coast portfolio. Prior to the recapitalization, we consolidated the investment as a result of our 63.18% ownership interest and control over its activities. Following the recapitalization, our ownership interest was 27.63%. The change in ownership resulted in a change in the accounting from consolidating the investment to accounting for the joint venture under the equity method of accounting. As of September 30, 2013, we had a 43.74% effective ownership interest in the West Coast portfolio. For further details, see Note 6, "Investments in Unconsolidated Joint Ventures" in the notes to the consolidated financial statements.

Escalation and reimbursement revenue increased primarily as a result of higher real estate recoveries ($2.3 million) and operating expense escalations ($2.3 million) from the Same Store Properties. This increase was partially offset by the change in ownership interest and the accounting for the West Coast portfolio ($1.7 million) as discussed above.

Investment and Preferred Equity Income
Investment and preferred equity income increased primarily as a result of a higher average investment balance and weighted average yield in 2013. The weighted average investment balance and weighted average yield were $1.3 billion and 11.5%, respectively, for the three months ended September 30, 2013 compared to $1.1 billion and 9.6%, respectively, for the three months ended September 30, 2012. As of September 30, 2013, our debt and preferred equity investments had a weighted average term to maturity of approximately 2.2 years.

Other Income
Other income increased primarily as a result of an expense reimbursement ($4.2 million), partially offset by lower other income at the Same-Store Properties ($2.2 million) and a one-time acquisition fee earned in 2012 in connection with our investment in 33 Beekman ($1.3 million). The decrease in Same-Store Properties was primarily a result of lower lease buy-out income in 2013 ($1.2 million) and real estate tax refunds received in 2012 ($1.1 million).

Property Operating Expenses
Property operating expenses decreased primarily as a result of the change in ownership interest and accounting for the West Coast portfolio ($9.0 million) as discussed above. This decrease was partially offset by higher operating expenses at the Same-Store Properties ($7.5 million) mainly a result of higher real estate taxes ($3.9 million), ground rent ($1.3 million), repairs and maintenance ($1.0 million), payroll costs ($0.8 million), and insurance ($0.4 million), which were partially offset by lower utility expenses ($0.9 million). The increase in real estate taxes was primarily due to higher assessed value and higher tax rates.

Transaction Related Costs
Transaction related costs decreased primarily as a result of the reimbursement of expenses previously incurred.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended September 30, 2013 were $20.9 million, or 4.9% of total revenues including our share of joint venture revenue compared to $20.6 million, or 5.0% for the three months ended September 30, 2012.

Interest Expense, Net of Interest Income
Interest expense, net of interest income decreased primarily as a result of lower average consolidated debt balances outstanding during the period due to the repayment of debt balances at 220 East 42nd Street ($1.6 million), 609 Fifth Avenue ($1.3 million) and 110 East 42nd Street ($1.0 million) and the change in accounting for the West Coast portfolio ($5.2 million), as discussed above. This decrease was partially offset by our issuance of a $200.0 million aggregate principal amount of 4.5% senior notes due 2022 in November 2012 ($2.3 million), increased borrowings from our 2012 revolving credit facility ($2.0 million) and the Master Repurchase Agreement facility, or MRA, ($1.7 million), and the refinancing at 1515 Broadway ($1.5 million). The weighted average debt balance outstanding was $6.9 billion during the three months ended September 30, 2013 compared to $6.4 billion during the three months ended September 30, 2012. The weighted average interest rate decreased from 5.06% for the three months ended September 30, 2012 to 4.77% for the three months ended September 30, 2013.

Depreciation and Amortization
Depreciation and amortization expense increased mainly as a result of assets acquired subsequent to July 2012 ($3.1 million), the write-off of tenant improvements and in-place leases relating to a former tenant that filed for bankruptcy in August 2013 ($4.7 million) and the remaining increase primarily resulting from an increase in capital expenditures at the properties. This increase was partially offset by the change in the accounting in the West Coast portfolio ($3.4 million), as discussed above, and the sale of our interest in 521 Fifth Avenue in November 2012 ($1.8 million).

Equity in Net Income From Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of additional income in 2012 resulting from the repayment of outstanding debt at a discount for The Meadows ($10.8 million) and the net loss associated with the West Coast portfolio ($5.6 million) as a result of the change in ownership interest and accounting, as discussed above. This decrease was partially offset by higher net income contributions from 388-390 Greenwich Street ($3.6 million) primarily as a result of reducing the interest rate on its fixed rate loan from 5.2% to 3.2% beginning December 2012 via an interest rate swap and 724 Madison Avenue ($1.3 million), which renewed and modified the lease with its single tenant effective in July 2013. Occupancy at our joint venture properties was 94.3% at September 30, 2013 and 94.2% at September 30, 2012.  At September 30, 2013, less than 1.0% and approximately 10.3% of the space leased at our Manhattan and Suburban joint venture properties are expected to expire during the remainder of 2013. We estimate that current market asking rents on these expected 2013 lease expirations at our Manhattan and Suburban joint venture properties were approximately 5.3% and 3.1% lower, respectively, than the existing in-place fully escalated rents.

Equity in Net (Loss) Gain on Sale of Interest in Unconsolidated Joint Ventures
During the three months ended September 30, 2013, we recognized additional post closing costs related to the sale of 521 Fifth Avenue ($0.9 million), partially offset by additional income from the sale of two properties in the West Office Portfolio ($0.5 million). During the three months ended September 30, 2012, we recognized a loss from the sale of One Court Square ($4.8 million).

Discontinued Operations
Discontinued operations for the three months ended September 30, 2013 includes the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013 and the results of operations for 333 West 34th Street and 300 Main Street. Prior year's results of operations for these properties were reclassified to discontinued operations to conform with the current year presentation.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

The following comparison for the nine months ended September 30, 2013, or 2013, to the nine months ended September 30, 2012, or 2012, makes reference to the following:  (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us in the same manner at January 1, 2012 and at September 30, 2013 and totaled 49 of our 52 consolidated properties, representing approximately 84.4% of our share of annualized cash rent, (ii) the effect of the “Acquisitions,” which represents all properties or interests in properties acquired in 2013 and 2012 and all non-Same-Store Properties, including properties deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.  Assets classified as held for sale, are excluded from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2013	2012	$ Change	% Change	2013	2012	2013	2012	2013	2012	$ Change	% Change

Rental revenue	$757.2	$743.5	$13.7	1.8%	$48.8	$39.3	$(1.9)	$15.5	$804.1	$798.3	$5.8	0.7%
Escalation and reimbursement	120.5	118.4	2.1	1.8%	4.0	3.8	0.5	2.0	125.0	124.2	0.8	0.6%
Investment and preferred equity income	—	—	—	—%	—	—	143.9	87.7	143.9	87.7	56.2	64.1%
Other income	5.1	8.9	(3.8)	(42.7)%	0.1	0.2	16.2	16.8	21.4	25.9	(4.5)	(17.4)%
Total revenues	882.8	870.8	12.0	1.4%	52.9	43.3	158.7	122.0	1,094.4	1,036.1	58.3	5.6%

Property operating expenses	378.7	365.3	13.4	3.7%	23.0	22.9	8.6	16.8	410.3	405.0	5.3	1.3%
Loan loss and other investment reserves, net of recoveries	—	—	—	—%	—	—	—	0.6	—	0.6	(0.6)	(100.0)%
Transaction related costs, net of recoveries	—	0.1	(0.1)	(100.0)%	0.8	3.1	(0.1)	1.1	0.7	4.3	(3.6)	(83.7)%
Marketing, general and administrative	—	—	—	—%	—	—	63.5	61.5	63.5	61.5	2.0	3.3%
	378.7	365.4	13.3	3.6%	23.8	26.0	72.0	80.0	474.5	471.4	3.1	0.7%

Net operating income	$504.1	$505.4	$(1.3)	(0.3)%	$29.1	$17.3	$86.7	$42.0	619.9	564.7	55.2	9.8%

Other income (expenses):
Interest expense, net of interest income									(260.5)	(259.4)	(1.1)	0.4%
Depreciation and amortization									(248.6)	(233.6)	(15.0)	6.4%
Equity in net income from unconsolidated joint ventures									4.3	81.0	(76.7)	(94.7)%
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate									(3.9)	17.8	(21.7)	(121.9)%
(Loss) gain on sale of investment in marketable securities									(0.1)	2.2	(2.3)	(104.5)%
Purchase price fair value adjustment									(2.3)	—	(2.3)	(100.0)%
Loss on early extinguishment of debt									(18.5)	—	(18.5)	(100.0)%
Income from continuing operation									90.3	172.7	(82.4)	(47.7)%
Net income from discontinued operations									1.7	2.9	(1.2)	(41.4)%
Gain on sale of discontinued operations									14.9	6.6	8.3	125.8%
Net income									$106.9	$182.2	$(75.3)	(41.3)%

Rental, Escalation and Reimbursement Revenues
Occupancy in the Same-Store consolidated properties was 91.1% at September 30, 2013 compared to 90.7% at September 30, 2012. Occupancy for our Same-Store Manhattan consolidated portfolio was 93.8% at September 30, 2013 compared to 93.1% at September 30, 2012. Occupancy for our Suburban consolidated portfolio was 79.1% at September 30, 2013 compared to 79.3% at September 30, 2012.

Rental revenues depend on our ability to maintain the occupancy rates of currently leased space and to lease currently available space and space available from unscheduled lease terminations.

The following table presents a summary of the leasing activity for the nine months ended September 30, 2013 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of period	1,438,147
Space which became available during the nine months ended(3)
• Office	689,769
• Retail	23,611
• Storage	5,653
	719,033
Total space available	2,157,180
Space leased during the nine months ended:
• Office(4)	788,228	842,699	$51.73	$59.48	$48.01	4.0	7.4
• Retail	19,260	22,181	$97.75	$82.60	$56.25	5.6	18.1
• Storage	6,046	8,571	$23.23	$25.32	$0.12	0.2	7.4
Total space leased	813,534	873,451	$52.62	$60.60	$47.75	4.0	7.7

Total available space at end of period	1,343,646

Early renewals
• Office	656,042	699,406	$58.50	$52.73	$22.69	1.1	5.8
• Retail	39,495	44,062	$157.58	$115.49	$21.76	—	6.1
• Storage	5,199	6,150	$26.42	$24.33	$3.86	—	6.4
Total early renewals	700,736	749,618	$64.06	$56.18	$22.48	1.0	5.8

Total commenced leases, including replaced previous vacancy
• Office		1,542,105	$54.80	$55.08	$36.52	2.7	6.7
• Retail		66,243	$137.55	$104.48	$33.31	1.9	10.2
• Storage		14,721	$24.56	$24.57	$1.68	0.1	7.0
Total commenced leases		1,623,069	$57.90	$57.71	$36.08	2.6	6.8

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,106,957
Space which became available during the nine months ended(3)
• Office	445,104
• Retail	679
• Storage	5,597
	451,380
Total space available	1,558,337
Space leased during the nine months ended:
• Office	408,343	420,286	$28.20	$30.00	$27.70	3.6	6.2
• Retail	679	818	$150.00	$248.40	$—	5.0	13.0
• Storage	3,751	4,327	$12.95	$10.18	$—	—	5.8
	412,773	425,431	$28.28	$30.61	$27.36	3.6	6.2

Total available space at end of period	1,145,564

Early renewals
• Office	244,697	246,116	$31.17	$33.18	$23.88	6.2	8.5
• Retail	—	—	$—	$—	$—	—	—
• Storage	740	940	$12.00	$11.00	$—	—	9.8
	245,437	247,056	$31.10	$33.09	$23.79	6.20	8.5

Total commenced leases, including replaced previous vacancy
• Office		666,402	$29.30	$31.76	$26.29	4.6	7.0
• Retail		818	$150.00	$248.40	$—	5.0	13.0
• Storage		5,267	$12.78	$10.39	$—	—	6.5
		672,487	$29.32	$31.97	$26.05	4.5	7.0
_________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $53.62 per rentable square feet for 373,283 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $56.80 per rentable square feet for 1,072,689 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $29.63 per rentable square feet for 199,176 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $30.48 per rentable square feet for 445,292 rentable square feet.

At September 30, 2013, approximately 2.3% and 3.3% of the space leased at our consolidated Manhattan and Suburban properties, respectively, is expected to expire during the remainder of 2013. Based on our estimates, the current market asking rents on these expected 2013 lease expirations at our consolidated Manhattan and Suburban properties would be approximately 11.2% and 11.0% higher, respectively, than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan and Suburban properties were approximately 14.5% and 4.0% higher, respectively, than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.

Rental revenues increased primarily as a result of an increase in occupancy at our Same-Store properties ($13.7 million) as discussed above and for properties acquired subsequent to May 2012 ($25.3 million). This increase was partially offset by our reduced ownership and deconsolidation of the West Coast portfolio ($15.0 million). In late September 2012, we formed a joint venture for the recapitalization of the West Coast portfolio. Prior to the recapitalization, we consolidated the investment as a result of our 63.18% ownership interest and control over its activities. Following the recapitalization, our ownership interest was 27.63%. The change in ownership resulted in a change in the accounting from consolidating the investment to accounting for the joint venture under the equity method of accounting. As of September 30, 2013, we had a 43.74% effective ownership interest in the West Coast portfolio. For further details, see Note 6, "Investments in Unconsolidated Joint Ventures" in the notes to the consolidated financial statements.

Escalation and reimbursement revenue increased primarily as a result of higher recoveries at the Same-Store Properties ($2.1 million), partially offset by the change in ownership interest and accounting for the West Coast portfolio ($1.7 million), as discussed above. The increase in escalation and reimbursement revenue at the Same-Store Properties was mainly a result of higher real estate recoveries ($3.6 million) and operating expense escalations ($1.2 million), partially offset by lower electric reimbursements ($2.7 million).

Investment and Preferred Equity Income
Investment and preferred equity income increased primarily as a result of additional income recognized sale of a 50% interest in one investment ($12.9 million), additional income associated with the repayment of one investment ($6.4 million), and the remaining increase is primarily attributable to a higher average investment balance and weighted average yield for the nine months ended September 30, 2013. The weighted average investment balance outstanding and weighted average yield were $1.3 billion and 13.5%, respectively, for the nine months ended September 30, 2013 as compared to $1.0 billion and 9.7%, respectively, for the nine months ended September 30, 2012. As of September 30, 2013, our debt and preferred equity investments had a weighted average term to maturity of approximately 2.2 years.

Other Income
Other income decreased primarily as a result of lower other income at the Same-Store Properties ($3.8 million), a one-time acquisition fee earned in 2012 in connection with our investment in 33 Beekman ($1.3 million) and a one-time pre-development fee at 180 Broadway ($1.1 million) which was terminated in December 2012. This decrease was partially offset by an expense reimbursement ($4.2 million). The decrease in Same-Store Properties was primarily a result of lower lease buy-out income ($2.4 million) and real estate tax refunds received in 2012 ($1.6 million).

Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($13.4 million), partially offset by the change in ownership interest and accounting for the West Coast portfolio ($9.0 million), as discussed above. The increase in property operating expenses at the Same-Store Properties was due mainly to higher real estate taxes ($6.0 million), ground rent ($3.2 million), payroll costs ($2.2 million) and insurance ($1.2 million), partially offset by lower utility expenses ($1.7 million).

Transaction Related Costs
Transaction related costs decreased primarily as a result of a reimbursement of expenses previously incurred.

Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the nine months ended September 30, 2013 were $63.5 million, or 4.9% of total revenues including our share of joint venture revenue compared to $61.5 million, or 5.2% for the nine months ended September 30, 2012.

Interest Expense, Net of Interest Income
Interest expense, net of interest income increased primarily as a result of the issuance of a $200.0 million aggregate principal amount of 4.5% senior notes in November 2012 ($6.9 million), increased borrowings from our MRA ($5.9 million) and 2012 credit facility ($2.2 million) and the refinancing of 100 Church ($5.1 million) and 1515 Broadway ($4.4 million). This increase was partially offset by the repayment of debt balances at 609 Fifth Avenue ($4.9 million), 110 East 42nd Street ($2.9 million) and 220 East 42nd Street ($1.7 million), the change in accounting in the West Coast portfolio ($5.2 million) as discussed above and the sale of our interest in 521 Fifth Avenue in November 2012 ($3.3 million). The weighted average debt balance outstanding increased from $6.4 billion during the nine months ended September 30, 2012 to $6.8 billion during the nine months ended September 30, 2013. The weighted average interest rate decreased by 3.0% from 4.99% for the nine months ended September 30, 2012 to 4.84% for the nine months ended September 30, 2013.

Depreciation and Amortization
Depreciation and amortization increased mainly as a result of assets acquired subsequent to May 2012 ($9.4 million), the write-off of tenant improvements and in-place leases relating to a former tenant that filed for bankruptcy in August 2013 ($4.7 million) and the remaining increase primarily resulting from an increase capital expenditures at the properties. This increase was partially offset by change in accounting in the West Coast portfolio ($3.4 million), as discussed above, and the sale of our interest in 521 Fifth Avenue in November 2012 ($5.6 million).

Equity in Net Income From Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of of additional income recognized in 2012 due to the recapitalization of 717 Fifth Avenue ($67.9 million) and the repayment of outstanding debt at a discount for the Meadows ($10.8 million) and the net loss associated with the change in accounting in the West Coast portfolio ($16.0 million), as discussed above. The decrease was partially offset by higher net income contributions from 388-390 Greenwich Street ($10.9 million) primarily as a result of reducing the interest rate on its fixed rate loan from 5.2% to 3.2% beginning December 2012 via an interest rate swap. Occupancy at our joint venture properties was 94.3% at September 30, 2013 and 94.2% at September 30, 2012.  At September 30, 2013, less than 1.0% and approximately 10.3% of the space leased at our Manhattan and Suburban joint venture properties were expected to expire during the remainder of 2013. We estimate that current market asking rents on these expected 2013 lease expirations at our Manhattan and Suburban joint venture properties are approximately 5.3% lower and 3.1% lower, respectively, than then existing in-place fully escalated rents.

Equity in Net (Loss) Gain on Sale of Interest in Unconsolidated Joint Ventures
During the nine months ended September 30, 2013, we recognized additional post closing costs related to the sale of 521 Fifth Avenue ($2.8 million), partially offset by an additional income from the sale of three properties included in the West Office Portfolio ($2.1 million). During the nine months ended September 30, 2012, we recognized gains on sale in connection with the sale of the properties located at 141 Fifth Avenue ($7.3 million), 379 Broadway ($6.5 million), and One Court Square ($1.0 million). Additionally, we recognized a gain on sale from the sale of our remaining interest at a property located at 717 Fifth Avenue ($3.0 million).

Loss on Early Extinguishment of Debt
Loss on early extinguishment for the nine months ended September 30, 2013 relates to the refinancing of 1515 Broadway.

Discontinued Operations
Discontinued operations for the nine months ended September 30, 2013 includes the gain on sale recognized for 333 West 34th Street ($13.8 million), which closed in August 2013, and 44 West 55th Street ($1.1 million), which closed in February 2013, and the results of operations for 333 West 34th Street, 44 West 55th Street and 300 Main Street, which closed in September 2013. Included in the results of operations is an impairment charge of $2.2 million for 300 Main Street, which was recorded in the second quarter of 2013. Discontinued operations for the nine months ended September 30, 2012 included the gain on sale recognized for 292 Madison Avenue ($6.6 million), which was sold in February 2012, and the results of operations for 292 Madison Avenue, 333 West 34th Street, 44 West 55th Street and 300 Main Street.

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

Same-Store NOI is determined as follows (amounts in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Rental revenues	$289.4	$286.1	$877.7	$861.9
Other income	1.0	3.2	5.1	8.9
Total revenues	290.4	289.3	882.8	870.8
Property operating expenses	131.1	123.6	378.7	365.3
Operating income	159.3	165.7	504.1	505.5
Less: Non-building revenue	0.2	1.3	1.8	3.1
Same-Store NOI	$159.1	$164.4	$502.3	$502.4

Same-Store NOI decreased by $5.3 million, or 3.2%, from $164.4 million for the three months ended September 30, 2012 to $159.1 million for the nine months ended September 30, 2013.

Same-Store NOI remained flat for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

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

(5)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments; and

(6)
Proceeds from common or preferred equity or debt offerings by the Company, the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and Trust preferred securities) or ROP.

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

The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2013 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter	Total
Property mortgages and other loans	$94,447	$190,081	$276,565	$571,176	$1,147,792	$2,229,732	$4,509,793
Corporate obligations	131,966	75,898	7	255,308	356,953	1,540,000	2,360,132
Joint venture debt-our share	77,387	324,001	41,085	597,456	930,713	198,805	2,169,447
Total	$303,800	$589,980	$317,657	$1,423,940	$2,435,458	$3,968,537	$9,039,372

As of September 30, 2013, we had approximately $242.0 million of consolidated cash on hand, inclusive of approximately $32.9 million of marketable securities.  We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all.  Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.

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

Cash and cash equivalents were $209.1 million and $162.4 million at September 30, 2013 and 2012, respectively, representing a decrease of $46.7 million.  The decrease was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)
Net cash provided by operating activities	$310,454	$270,194	$40,260
Net cash used in investing activities	(242,465)	(823,404)	580,939
Net cash (used in) provided by financing activities	(48,875)	577,381	(626,256)

Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, service debt and fund quarterly dividend and distribution payment requirements. At September 30, 2013, our portfolio was 91.9% occupied.  Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria.  During the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$347,133
Capital expenditures and capitalized interest	(1,424)
Escrow cash-capital improvements/acquisition deposits	(177,990)
Joint venture investments	39,394
Distributions from joint ventures	(28,715)
Proceeds from sales of real estate/partial interest in property	148,334
Debt and preferred equity and other investments	254,207
Decrease in net cash used in investing activities	$580,939

Funds spent on capital expenditures, which comprise building and tenant improvements, increased from $107.4 million for the nine months ended September 30, 2012 to $108.8 million for the nine months ended September 30, 2013. The increased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties and new leasing activity.

We generally fund our investment activity through property-level financing, our 2012 credit facility, senior unsecured notes, convertible or exchangeable securities, construction loans, sales of real estate and from time to time, the Company issues common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2013, when compared to the nine months ended September 30, 2012, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$(102,506)
Repayments under our debt obligations	(55,860)
Noncontrolling interests, contributions in excess of distributions	(11,897)
Other financing activities	(59,800)
Proceeds from issuance of common stock and preferred stock	(381,786)
Redemption of preferred stock	7,513
Dividends and distributions paid	(21,920)
Increase in net cash used in financing activities	$(626,256)

Capitalization

As of September 30, 2013, the Company had 92,214,396 shares of common stock, 2,792,050 common units of limited partnership interest in the Operating Partnership held by persons other than the Company and 9,200,000 shares of the

Company's 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding. In addition, the Company's Preferred Units of limited partnership interests in the Operating Partnership having aggregate liquidation preferences of $49.6 million were held by persons other than the Company.

In June 2013, the Company redeemed the remaining 7,700,000 outstanding shares, or $200.0 million, of its 7.625% Series C Cumulative Redeemable Preferred Stock, or the Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3495 in accumulated and unpaid dividends on such Preferred Stock through June 21, 2013.  We recognized approximately $12.2 million of costs to redeem the remaining Series C Preferred Stock. In September 2012, the Company had redeemed 4,000,000 shares, $100.0 million, of our 11,700,000 shares of Series C Preferred Stock, at a redemption price of $25.00 per share plus $0.3707 in accumulated and unpaid dividends on such preferred stock through September 24, 2012. We recognized $6.3 million of costs to partially redeem the Series C Preferred Stock. Simultaneously with each redemption, the Operating Partnership redeemed an equal number of its Series C Preferred Units from the Company at a redemption price paid by the Company to the Series C preferred stockholders.

At-The-Market Offering Program

In July 2011, the Company, along with the Operating Partnership, entered into an “at-the-market” equity offering program, or ATM Program, to sell an aggregate of $250.0 million of our common stock. During the nine months ended September 30, 2013, we sold approximately 462,276 shares of our common stock through the ATM Program for aggregate gross proceeds of approximately $42.5 million ($41.8 million of net proceeds after related expenses). The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 462,276 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes. As of September 30, 2013, we had $2.8 million available to issue shares under the ATM Program.

Dividend Reinvestment and Stock Purchase Plan

In March 2012, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRIP, which automatically became effective upon filing. The Company registered 3,500,000 shares of its common stock under the DRIP. The DRIP commenced on September 24, 2001.

During the nine months ended September 30, 2013 and 2012, the Company issued approximately 651 shares and 1.3 million shares of its common stock and received approximately $57,000 and $99.5 million of net proceeds, respectively, from dividend reinvestments and/or stock purchases under the DRIP. DRIP shares may be issued at a discount to the market price.

Third Amended and Restated 2005 Stock Option and Incentive Plan

The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of the stockholders. Subject to adjustments upon certain corporate transactions or events, up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan.  As of September 30, 2013, 5.8 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors’ Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan, which remain subject to performance-based vesting.

2010 Notional Unit Long-Term Compensation Plan

In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan.  The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from approximately $15 million up to approximately $75 million of LTIP Units in the Operating Partnership based on our stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, approximately $25 million of awards could be earned at any time after the beginning of the second year and an additional approximately $25 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, our aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that the maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively.

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

The cost of the 2010 Long-Term Compensation Plan (approximately $31.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $0.9 million, $3.6 million, $3.3 million and $7.0 million during the three and nine months ended September 30, 2013 and 2012, respectively, related to the 2010 Long-Term Compensation Plan.

2011 Outperformance Plan

In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan may earn, in the aggregate, up to $85 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants will be entitled to share in a “performance pool” comprised of LTIP Units with a value equal to 10% of the amount, if any, by which our total return to stockholders during the three-year period exceeds a cumulative total return to stockholders of 25%, subject to the maximum of $85 million of LTIP Units; provided that if maximum performance has been achieved, approximately one-third of each award may be earned at any time after the beginning of the second year and an additional approximately one-third of each award may be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

The cost of the 2011 Outperformance Plan (approximately $26.3 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of approximately $1.7 million, $6.2 million, $1.4 million and $4.0 million during the three and nine months ended September 30, 2013 and 2012, respectively, related to the 2011 Outperformance Plan.

Deferred Stock Compensation Plan for Directors

Under our Independent Director’s Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees.  Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units.  The phantom stock units are convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by us, as defined by the program.  Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the applicable dividend record date for the respective quarter.  Each participating non-employee director’s account is also credited for an equivalent amount of phantom stock units based on the dividend rate for each quarter.

During the nine months ended September 30, 2013, 6,692 phantom stock units were earned.  As of September 30, 2013, there were approximately 74,805 phantom stock units outstanding.

Employee Stock Purchase Plan

On September 18, 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees.  The ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase our shares of common stock through payroll deductions.  The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change.  The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP.  The common stock is offered for purchase through a series of successive offering periods.  Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008.  The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by the Company's stockholders at the Company's 2008 annual meeting of stockholders.  As of September 30, 2013, approximately 72,026 shares of our common stock had been issued under the ESPP.

Market Capitalization

At September 30, 2013, borrowings under our mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and Trust preferred securities and our share of joint venture debt represented 50.8% of our combined market capitalization of approximately $17.7 billion (based on a common stock price of $88.84 per share, the closing price of the Company's common stock on the New York Stock Exchange on September 30, 2013).  Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.

Indebtedness

The table below summarizes our consolidated mortgages and other loans payable, our 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2013 and December 31, 2012, respectively (amounts in thousands):

Debt Summary:	September 30, 2013	December 31, 2012
Balance
Fixed rate	$5,568,197	$4,884,354
Variable rate — hedged	38,252	38,371
Total fixed rate	5,606,449	4,922,725
Variable rate	601,019	1,150,762
Variable rate—supporting variable rate assets	612,159	446,933
Total variable rate	1,213,178	1,597,695
Total	$6,819,627	$6,520,420

Percent of Total Debt:
Total fixed rate	82.2%	75.5%
Variable rate	17.8%	24.5%
Total	100.0%	100.0%

Effective Interest Rate for the period:
Fixed rate	5.32%	5.78%
Variable rate	2.21%	2.89%
Effective interest rate	4.77%	5.08%

The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.18% and 0.21% at September 30, 2013 and 2012, respectively).  Our consolidated debt at September 30, 2013 had a weighted average term to maturity of approximately 6.05 years.

Certain of our debt and preferred equity investments, with a face amount of approximately $612.2 million at September 30, 2013, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt at September 30, 2013.

Mortgage Financing

As of September 30, 2013, our total mortgage debt (excluding our share of joint venture debt of approximately $2.2 billion) consisted of approximately $4.1 billion of fixed rate debt, including hedged variable rate debt, with an effective weighted average interest rate of approximately 5.3% and approximately $0.5 billion of variable rate debt with an effective weighted average interest rate of approximately 2.7%.

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

The 2012 credit facility bears interest at a spread over LIBOR ranging from (i) 100 basis points to 175 basis points for loans under the revolving credit facility and (ii) 115 basis points to 200 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2013, the applicable spread was 145 basis points for revolving credit facility and 165 basis points for the term loan facility. At September 30, 2013, the effective interest rate was 1.64% for revolving credit facility and 2.00% for the term loan facility. We are required to pay quarterly in arrears a 15 to 35 basis point fee on the unused balance of the commitments under the revolving credit facility. As of September 30, 2013, the facility fee was 30 basis points. At September 30, 2013, we had approximately $79.1 million of outstanding letters of credit, $340.0 million borrowings under the revolving credit facility and $400.0 million outstanding under the term loan facility, with undrawn capacity of $0.9 billion under the 2012 credit facility.

The Company, ROP and the Operating Partnership are all borrowers jointly and severally obligated under the 2012 credit facility. No other subsidiary of ours is an obligor under the 2012 credit facility.

The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

Master Repurchase Agreement

The Master Repurchase Agreement, or MRA, has a maximum facility capacity of $175.0 million, under which we agreed to sell certain debt investments in exchange for cash with a simultaneous agreement to repurchase the same debt investments at a certain date or on demand. In September 2013, the maturity of this MRA was extended to November 2013 subject to a ten month extension option. This MRA bears interest based on 1-month LIBOR plus 300 basis points through September 2013 and a floating rate of interest of 350 basis points over 1-month LIBOR through the extended maturity date. At September 30, 2013, we had approximately $132.0 million outstanding under this facility, which is included in mortgages and other loans payable.

Senior Unsecured Notes

The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2013 and December 31, 2012, respectively by scheduled maturity date (amounts in thousands):

Issuance	September 30, 2013 Unpaid Principal Balance	September 30, 2013 Accreted Balance	December 31, 2012 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity
August 13, 2004(2)(3)	$75,898	$75,898	$75,898	5.88%	5.88%	10	August 15, 2014
March 31, 2006(2)(3)	255,308	255,194	255,165	6.00%	6.00%	10	March 31, 2016
October 12, 2010(4)	345,000	295,151	287,373	3.00%	3.00%	7	October 15, 2017
August 5, 2011(5)	250,000	249,666	249,620	5.00%	5.00%	7	August 15, 2018
March 16, 2010(5)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(5)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
June 27, 2005(2)(6)	7	7	7	4.00%	4.00%	20	June 15, 2025
March 26, 2007(7)	11,953	11,953	16,893	3.00%	3.00%	20	March 30, 2027
	$1,388,166	$1,337,869	$1,334,956
_________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
On December 27, 2012, we repurchased $42.4 million aggregate principal amount of these notes, consisting of $22.7 million of the 5.875% Notes and $19.7 million of the 6.0% Notes, for a total consideration of $46.4 million and realized a net loss on early extinguishment of debt of approximately $3.8 million.

(4)
In October 2010, the Operating Partnership issued $345.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of the Company's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 11.7153 shares of our common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of the Company's common stock, if any, at our option. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2013, approximately $49.8 million remained to be amortized into the debt balance.

(5)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(6)
Exchangeable senior debentures which are currently callable at par. In addition, the debentures can be put to ROP, at the option of the holder at par plus accrued and unpaid interest, on June 15, 2015 and 2020 and upon the occurrence of certain change of control transactions. As a result of the acquisition of all outstanding shares of common stock of Reckson, or the Reckson Merger, the adjusted exchange rate for the debentures is 7.7461 shares of the Company's common stock per $1,000 of principal amount of debentures and the adjusted reference dividend for the debentures is $1.3491.  During the year ended December 31, 2012, we repurchased $650,000 of these bonds at par.

(7)
In March 2007, the Operating Partnership issued $750.0 million of these exchangeable notes.  Interest on these notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of the Company's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events. On March 30, 2012, we repurchased $102.2 million of aggregate principal amount of the exchangeable notes pursuant to a mandatory offer to repurchase the notes. On the issuance date, $66.6 million was recorded in equity and was fully amortized into the debt balance as of March 31, 2012. On January 2, 2013, we repurchased $4.9 million of aggregate principal amount of exchangeable notes at 99.6% of the principal amount.

Restrictive Covenants

The terms of the 2012 credit facility and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends (as discussed below), make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the minimum amount of tangible net worth, a maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable us to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2013 and December 31, 2012, we were in compliance with all such covenants.

Junior Subordinate Deferrable Interest Debentures

In June 2005, the Company and the Operating Partnership issued $100.0 million of Trust Preferred Securities, which are reflected on the balance sheet as Junior Subordinate Deferrable Interest Debentures. The proceeds were used to repay our revolving credit facility.  The $100.0 million of junior subordinate deferrable interest debentures have a 30-year term ending July 2035.  They bear interest at a fixed rate of 5.61% for the first 10 years ending July 2015. Thereafter, the rate will float at three month LIBOR plus 1.25%. The securities are redeemable at par.

Market Rate Risk

We are exposed to changes in interest rates primarily from our variable rate debt.  Our exposure to interest rate changes are managed through either the use of interest rate derivative instruments and/or through our variable rate debt investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2013 would increase our annual interest cost net of interest income from variable rate debt investments by approximately $5.8 million and would increase our share of joint venture annual interest cost by approximately $8.6 million, respectively.

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

Approximately $5.6 billion of our long-term debt bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates.  The interest rate on our variable rate debt and joint venture debt as of September 30, 2013 was based on a spread of LIBOR plus 90 basis points to LIBOR plus 950 basis points.

Contractual Obligations

Refer to our 2012 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the nine months ended September 30, 2013.

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

Capital Expenditures

We estimate that for the three months ending December 31, 2013, we expect to incur approximately $91.1 million of capital expenditures,  which are net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties and our share of capital expenditures at our joint venture properties, net of loan reserves, will be approximately $31.4 million. We expect to fund these capital expenditures with operating cash flow, additional property level mortgage financings and cash on hand.  Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.  We expect that these financing requirements will be met in a similar fashion.  We believe that we will have sufficient resources to satisfy our capital needs during the next 12-month period.  Thereafter, we expect our capital needs will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.

Dividends

We expect to pay dividends to our stockholders based on the distributions we receive from the Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital or borrowings.

To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.  We intend to continue to pay regular quarterly dividends to our stockholders.  Based on our current annual dividend rate of $2.00 per share, we would pay approximately $184.5 million in dividends to our common stockholders on an annual basis.  Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under our 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Related Party Transactions

Cleaning/ Security/ Messenger and Restoration Services

Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services and Onyx Restoration Works provides restoration services with respect to certain properties owned by us.  Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of our board of directors.  In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services.  The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements.  Alliance paid the Service Corporation approximately $0.8 million, $2.7 million, $0.8 million and $2.4 million for the three and nine months ended September 30, 2013 and 2012, respectively.  We paid Alliance approximately $4.8 million, $13.2 million, $4.7 million and $12.9 million for the three and nine months ended September 30, 2013 and 2012, respectively, for these services (excluding services provided directly to tenants).

Marketing Services

A-List Marketing, LLC, or A-List, provides marketing services to us.  Ms. Deena Wolff, a sister of Mr. Marc Holliday, is the owner of A-List. The aggregate amount of fees we paid to A-List for these marketing services was approximately $50,700, $158,000, $2,400 and $58,300 for the three and nine months ended September 30, 2013 and 2012, respectively.

Leases

Nancy Peck and Company leases 1,003 square feet of space at 420 Lexington Avenue under a lease that ends in August 2015.  Nancy Peck and Company is owned by Nancy Peck, the wife of Stephen L. Green.  The rent due pursuant to the lease was $35,516 per annum for year one increasing to $40,000 in year seven.

Management Fees

S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest.  The aggregate amount of fees paid to S.L. Green Management Corp. from such entity was approximately $105,000, $319,000, $93,000 and $292,000 for the three and nine months ended September 30, 2013 and 2012, respectively.

Insurance

We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within two property insurance portfolios and liability insurance. As of September 30, 2013, the first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio. The second portfolio maintains a limit of $700.0 million per occurrence, including terrorism, for some New York City properties and the majority of the Suburban properties.  Both policies expire on December 31, 2013. Each policy includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. We maintain liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location.  The liability policies expire on October 31, 2014. Additional coverage may be purchased on a stand-alone basis for certain assets.

In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, Flood and D&O coverage.

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

•
NBCR: Belmont has acted as a direct insurer of NBCR coverage and since December 31, 2011, has provided coverage up to $750.0 million on our entire property portfolio for certified acts of terrorism above a program trigger of $100.0 million.  Belmont is responsible for a small deductible and 15% of a loss, with the remaining 85% covered by the Federal government.

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

•
Environmental Liability: Belmont insures a deductible of $975,000 per occurrence in excess of $25,000 on a $25.0 million per occurrence and $30.0 million aggregate environmental liability policy covering our entire portfolio.

•
Flood: For the period commencing December 31, 2012, Belmont insures a portion of the high hazard flood deductible on the New York City portfolio. Belmont insurance reduces the average deductible from $3.0 million to $1.0 million.

•
Employment Practices Liability: As of September 16, 2013, Belmont insures a retention of $150,000 per occurrence in excess of $100,000 on a $10 million per occurrence and $10 million annual aggregate employment practices liability policy.

•
Errors and Omissions (Professional Liability): As of October 19, 2013, Belmont insures a retention of $225,000 per occurrence in excess of $25,000 on a $10.0 million per occurrence and $10.0 million annual aggregate employment practices liability policy.

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

Funds From Operations

Funds From Operations, or FFO, is a widely recognized measure of REIT performance.  We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do.  The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and as subsequently amended, defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles, or GAAP), excluding gains (or losses) from debt restructuring, sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.  We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties.

We also use FFO as one of several criteria to determine performance-based bonuses for members of our senior management.  FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time.  Historically, however, real estate values have risen or fallen with market conditions.  Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions and extraordinary items, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it indicative of funds available to fund our cash needs, including our ability to make cash distributions.

FFO for the three and nine months ended September 30, 2013 and 2012 is as follows (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to SL Green common stockholders	$37,025	$7,732	$64,210	$136,028
Add:
Depreciation and amortization	87,473	81,827	248,587	233,566
Discontinued operations depreciation adjustments	—	1,602	3,212	4,758
Unconsolidated joint ventures depreciation and noncontrolling interest adjustments	12,720	6,669	37,867	22,176
Net income attributable to noncontrolling interests	4,011	2,402	10,715	11,668
Less:
Gain on sale of discontinued operations	13,787	—	14,900	6,627
Equity in net (loss) gain on sale of interest in unconsolidated joint venture/real estate	(354)	(4,807)	(3,937)	17,776
Purchase price fair value adjustment	—	—	(2,305)	—
Depreciable real estate reserves, net of recoveries	—	—	(2,150)	—
Depreciation on non-rental real estate assets	416	220	1,004	697
Funds from Operations	$127,380	$104,819	$357,079	$383,096
Net cash flows (used) provided by operating activities	$96,966	$72,259	$310,454	$270,194
Net cash flows provided by (used in) investing activities	$(195,943)	$(265,357)	$(242,465)	$(823,404)
Net cash flows provided by (used in) financing activities	$109,106	$98,662	$(48,875)	$577,381

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

Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us.  These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York metropolitan real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions and developments, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to comply with financial covenants in our debt instruments;

•	the Company's ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the continuing threat of terrorist attacks, in particular in the New York Metropolitan area and on our tenants;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and

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

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Annual Reports on Form 10-K for the year ended December 31, 2012 for the Company and the Operating Partnership.  Our exposures to market risk have not changed materially since December 31, 2012.

ITEM 4.	Controls and Procedures

SL GREEN REALTY CORP.

Evaluation of Disclosure Controls and Procedures

The Company maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act.  Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company's periodic reports.  Also, the Company has investments in certain unconsolidated entities.  As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to its consolidated subsidiaries.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based upon that evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Company's internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

SL GREEN OPERATING PARTNERSHIP, L.P.

Evaluation of Disclosure Controls and Procedures

The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Operating Partnership to disclose material information otherwise required to be set forth in the Operating Partnership's periodic reports. Also, the Operating Partnership has investments in certain unconsolidated entities. As the Operating Partnership does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Operating Partnership maintains with respect to its consolidated subsidiaries.

As of the end of the period covered by this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, of the effectiveness of the design and operation of the Operating Partnerships disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner concluded that the Operating Partnership's disclosure controls and procedures were effective to give reasonable assurance to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.

Changes in Internal Control over Financial Reporting

There have been no significant changes in the Operating Partnership’s internal control over financial reporting during the three months ended September 30, 2013, that have materially affected, or are reasonably likely to material affect, its internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2013, neither the Company nor the Operating Partnership were involved in any material litigation nor, to management’s knowledge, any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in “Item 1A. Part I. Risk Factors” in the 2012 Annual Reports on Form 10-K of the Company and the Operating Partnership.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

(a)         Exhibits:

10.1
Amended and Restated Employment and Noncompetition Agreement, dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.2
Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company’s Form 8-K, dated September 12, 2013, filed with the SEC on September 12, 2013.*

10.3
Employment and Noncompetition Agreement, dated as of October 28, 2013, by and between the Company and James Mead, incorporated by reference to the Company’s Form 8-K, dated October 28, 2013, filed with the SEC on October 28, 2013.*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3
Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.1
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2013, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

_________________________________

*	Management contracts or compensatory plans or arrangements required to be filed as an exhibit to this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN REALTY CORP.

		By:	/s/ James Mead
James Mead
Chief Financial Officer

Date:	November 7, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
By: SL Green Realty Corp., its general partner

		By:	/s/ James Mead
James Mead
Chief Financial Officer

Date:	November 7, 2013