Form 10-Q
period 2015-09-30
SL GREEN OPERATING PARTNERSHIP, L.P.; SL GREEN REALTY CORP
filed 2015-11-09
CIK 1492869, 1040971

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________

FORM 10-Q
___________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
SL Green Realty Corp.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
SL Green Operating Partnership, L.P.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SL Green Realty Corp. YES ☐ NO ☒ SL Green Operating Partnership, L.P. YES ☐  NO ☒
The number of shares outstanding of SL Green Realty Corp.'s common stock, $0.01 par value, was 99,703,055 as of November 2, 2015. As of November 2, 2015, 1,005,301 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2015 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland corporation which operates as a self-administered and self-managed real estate investment trust, or REIT, and is the sole managing general partner of the Operating Partnership. As a general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
The Company owns 96.26% of the outstanding general and limited partnership interest in the Operating Partnership. The Company also owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of September 30, 2015, noncontrolling investors held, in aggregate, a 3.74% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements;

•	the following notes to the consolidated financial statements:

◦	Note 11, Noncontrolling Interests on the Company’s Consolidated Financial Statements;

◦	Note 12, Stockholders' Equity of the Company;

◦	Note 13, Partners' Capital of the Operating Partnership;

◦	Note 15, Accumulated Other Comprehensive Loss of the Company;

◦	Note 16, Accumulated Other Comprehensive Loss of the Operating Partnership.
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

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$4,689,031	$3,844,518
Building and improvements	10,079,151	8,778,593
Building leasehold and improvements	1,425,299	1,418,585
Properties under capital lease	47,445	27,445
	16,240,926	14,069,141
Less: accumulated depreciation	(1,979,824)	(1,905,165)
	14,261,102	12,163,976
Assets held for sale	117,885	462,430
Cash and cash equivalents	244,360	281,409
Restricted cash	279,592	149,176
Investment in marketable securities	46,432	39,429
Tenant and other receivables, net of allowance of $15,712 and $18,068 in 2015 and 2014, respectively	66,896	57,369
Related party receivables	11,089	11,735
Deferred rents receivable, net of allowance of $22,190 and $27,411 in 2015 and 2014, respectively	467,627	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,169 and $19,172 in 2015 and 2014, respectively	1,501,619	1,408,804
Investments in unconsolidated joint ventures	1,239,008	1,172,020
Deferred costs, net	342,936	327,962
Other assets	912,023	647,333
Total assets	$19,490,569	$17,096,587
Liabilities
Mortgages and other loans payable	$6,865,383	$5,586,709
Revolving credit facility	949,000	385,000
Term loan and senior unsecured notes	2,216,120	2,107,078
Accrued interest payable and other liabilities	204,224	137,634
Accounts payable and accrued expenses	173,228	173,246
Deferred revenue	428,334	187,148
Capital lease obligations	41,171	20,822
Deferred land leases payable	1,557	1,215
Dividend and distributions payable	67,109	64,393
Security deposits	66,654	66,614
Liabilities related to assets held for sale	94	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	11,112,874	9,096,732
Commitments and contingencies	—	—
Noncontrolling interests in Operating Partnership	423,421	469,524
Preferred units	282,516	71,115

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	September 30, 2015	December 31, 2014
	(unaudited)
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2015 and December 31, 2014	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 103,383 and 100,928 issued and outstanding at September 30, 2015 and December 31, 2014, respectively (including 3,724 and 3,603 shares held in Treasury at September 30, 2015 and December 31, 2014, respectively)	1,034	1,010
Additional paid-in-capital	5,593,653	5,289,479
Treasury stock at cost	(335,311)	(320,471)
Accumulated other comprehensive loss	(15,821)	(6,980)
Retained earnings	1,772,833	1,752,404
Total SL Green stockholders' equity	7,238,320	6,937,374
Noncontrolling interests in other partnerships	433,438	521,842
Total equity	7,671,758	7,459,216
Total liabilities and equity	$19,490,569	$17,096,587

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue, net	$318,465	$291,293	$926,020	$826,877
Escalation and reimbursement	48,254	43,826	130,630	120,209
Investment income	49,328	43,969	136,588	137,767
Other income	16,019	11,186	44,201	48,498
Total revenues	432,066	390,274	1,237,439	1,133,351
Expenses
Operating expenses, including $5,238 and $13,415 in 2015 and $5,104 and $13,183 in 2014 of related party expenses	78,648	72,111	225,539	211,118
Real estate taxes	61,009	55,548	173,018	159,702
Ground rent	8,252	8,088	24,526	24,161
Interest expense, net of interest income	84,141	82,376	235,694	236,424
Amortization of deferred financing costs	7,160	6,679	19,727	15,737
Depreciation and amortization	146,185	94,443	454,087	274,337
Transaction related costs	5,829	2,383	10,039	6,554
Marketing, general and administrative	23,475	22,649	72,139	69,778
Total expenses	414,699	344,277	1,214,769	997,811
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves and loss on early extinguishment of debt	17,367	45,997	22,670	135,540
Equity in net income from unconsolidated joint ventures	3,627	6,034	10,651	20,781
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,281	16,496	16,050	122,580
Purchase price fair value adjustment	—	(4,000)	—	67,446
Gain on sale of real estate	159,704	—	159,704	—
Depreciable real estate reserves	(19,226)	—	(19,226)	—
Loss on early extinguishment of debt	—	(24,475)	(49)	(25,500)
Income from continuing operations	176,753	40,052	189,800	320,847
Net income from discontinued operations	—	4,035	427	15,449
Gain on sale of discontinued operations	—	29,507	12,983	144,242
Net income	176,753	73,594	203,210	480,538
Net income attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	(6,467)	(2,636)	(6,634)	(16,010)
Noncontrolling interests in other partnerships	(665)	(1,712)	(13,217)	(5,045)
Preferred units distributions	(2,225)	(820)	(4,316)	(1,950)
Net income attributable to SL Green	167,396	68,426	179,043	457,533
Perpetual preferred stock dividends	(3,738)	(3,738)	(11,214)	(11,214)
Net income attributable to SL Green common stockholders	$163,658	$64,688	$167,829	$446,319

SL Green Realty Corp.
Consolidated Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts attributable to SL Green common stockholders:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$13,768	$20,312	$4,357	$108,710
Purchase price fair value adjustment	—	(3,856)	—	65,111
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	14,705	15,901	15,439	118,336
Net income from discontinued operations	—	3,889	411	14,914
Gain on sale of discontinued operations	—	28,442	12,489	139,248
Gain on sale of real estate	153,687	—	153,628	—
Depreciable real estate reserves	(18,502)	—	(18,495)	—
Net income attributable to SL Green common stockholders	$163,658	$64,688	$167,829	$446,319
Basic earnings per share:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$0.14	$0.21	$0.04	$1.14
Purchase price fair value adjustment	—	(0.04)	—	0.68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	0.17	0.16	1.24
Net income from discontinued operations	—	0.04	—	0.16
Gain on sale of discontinued operations	—	0.30	0.13	1.46
Gain on sale of real estate	1.54	—	1.55	—
Depreciable real estate reserves	(0.19)	—	(0.19)	—
Net income attributable to SL Green common stockholders	$1.64	$0.68	$1.69	$4.68
Diluted earnings per share:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$0.14	$0.21	$0.04	$1.14
Purchase price fair value adjustment	—	(0.04)	—	0.68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	0.17	0.16	1.23
Net income from discontinued operations	—	0.04	—	0.16
Gain on sale of discontinued operations	—	0.30	0.13	1.45
Gain on sale of real estate	1.54	—	1.54	—
Depreciable real estate reserves	(0.19)	—	(0.19)	—
Net income attributable to SL Green common stockholders	$1.64	$0.68	$1.68	$4.66
Dividends per share	$0.60	$0.50	$1.80	$1.50
Basic weighted average common shares outstanding	99,621	95,734	99,205	95,437
Diluted weighted average common shares and common share equivalents outstanding	103,929	99,706	103,609	99,322

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$176,753	$73,594	$203,210	$480,538
Other comprehensive income (loss):
Change in net unrealized (loss) gain on derivative instruments, including SL Green's share of joint venture net unrealized (loss) gain on derivative instruments	(5,423)	3,919	(8,853)	11,380
Change in unrealized gain (loss) on marketable securities	317	(506)	(337)	1,282
Other comprehensive (loss) income	(5,106)	3,413	(9,190)	12,662
Comprehensive income	171,647	77,007	194,020	493,200
Net loss attributable to noncontrolling interests and preferred units distributions	(9,357)	(5,168)	(24,167)	(23,005)
Other comprehensive income (loss) attributable to noncontrolling interests	191	(113)	349	(347)
Comprehensive income attributable to SL Green	$162,481	$71,726	$170,202	$469,848

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statement of Equity
(unaudited, in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$1,010	$5,289,479	$(320,471)	$(6,980)	$1,752,404	$521,842	$7,459,216
Net income							179,043	13,217	192,260
Acquisition of subsidiary interest from noncontrolling interest				(9,566)				(11,084)	(20,650)
Other comprehensive loss						(8,841)			(8,841)
Preferred dividends							(11,214)		(11,214)
DRSPP proceeds		776	8	99,521					99,529
Conversion of units of the Operating Partnership to common stock		353	4	41,601					41,605
Reallocation of noncontrolling interest in the Operating Partnership							31,664		31,664
Reallocation of capital account relating to sale								(10,144)	(10,144)
Deferred compensation plan and stock award, net		28	—	1,744	(4,840)				(3,096)
Amortization of deferred compensation plan				20,994					20,994
Issuance of common stock		1,007	10	137,012	(10,000)				127,022
Proceeds from stock options exercised		170	2	12,868					12,870
Contributions from consolidated joint venture interests								34,435	34,435
Cash distributions to noncontrolling interests								(114,828)	(114,828)
Cash distributions declared ($1.80 per common share, none of which represented a return of capital for federal income tax purposes)							(179,064)		(179,064)
Balance at September 30, 2015	$221,932	99,659	$1,034	$5,593,653	$(335,311)	$(15,821)	$1,772,833	$433,438	$7,671,758

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$203,210	$480,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473,817	295,877
Equity in net income from unconsolidated joint ventures	(10,651)	(20,781)
Distributions of cumulative earnings from unconsolidated joint ventures	33,141	23,065
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(16,050)	(122,580)
Purchase price fair value adjustment	—	(71,446)
Depreciable real estate reserves	19,226	—
Gain on sale of real estate	(159,704)	—
Gain on sale of discontinued operations	(12,983)	(144,242)
Loss on early extinguishment of debt	49	25,500
Deferred rents receivable	(99,015)	(43,736)
Other non-cash adjustments	(16,140)	(25,705)
Changes in operating assets and liabilities:
Restricted cash—operations	(23,437)	(7,124)
Tenant and other receivables	(8,498)	(7,336)
Related party receivables	646	(5,200)
Deferred lease costs	(46,673)	(17,544)
Other assets	(43,736)	(23,133)
Accounts payable, accrued expenses and other liabilities and security deposits	6,119	17,445
Deferred revenue and land leases payable	23,678	23,608
Net cash provided by operating activities	322,999	377,206
Investing Activities
Acquisitions of real estate property	(2,574,687)	(711,437)
Additions to land, buildings and improvements	(219,760)	(282,947)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(117,026)	(67,868)
Investments in unconsolidated joint ventures	(127,783)	(217,187)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	89,059	158,809
Proceeds from disposition of real estate/joint venture interest	1,072,175	357,426
Proceeds from sale of marketable securities	432	3,669
Purchases of marketable securities	(7,769)	(10,025)
Other investments	(11,894)	15,980
Origination of debt and preferred equity investments	(461,257)	(421,003)
Repayments or redemption of debt and preferred equity investments	372,084	349,320
Net cash used in investing activities	(1,986,426)	(825,263)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$1,706,018	$2,001,603
Repayments of mortgages and other loans payable	(681,286)	(1,688,466)
Proceeds from revolving credit facility and senior unsecured notes	2,130,000	1,136,400
Repayments of revolving credit facility and senior unsecured notes	(1,466,007)	(805,988)
Payment of debt extinguishment costs	—	(23,332)
Proceeds from stock options exercised and DRSSP issuance	112,399	20,549
Proceeds from sale of common stock	124,794	42,698
Redemption of preferred unit	(200)	—
Distributions to noncontrolling interests in other partnerships	(113,595)	(5,745)
Contributions from noncontrolling interests in other partnerships	11,931	27,933
Distributions to noncontrolling interests in the Operating Partnership	(7,017)	(5,482)
Dividends paid on common and preferred stock	(191,920)	(154,907)
Other obligations related to mortgage loan participations	25,000	—
Deferred loan costs and capitalized lease obligation	(23,739)	(50,378)
Net cash provided by financing activities	1,626,378	494,885
Net (decrease) increase in cash and cash equivalents	(37,049)	46,828
Cash and cash equivalents at beginning of year	281,409	206,692
Cash and cash equivalents at end of period	$244,360	$253,520

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,744	$1,503
Issuance of units in the Operating Partnership	27,898	22,862
Redemption of units in the Operating Partnership	41,605	26,392
Derivative instruments at fair value	5,459	12,713
Exchange of debt investment for equity in joint venture	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	20,630	—
Tenant improvements and capital expenditures payable	14,470	8,456
Fair value adjustment to noncontrolling interest in the Operating Partnership	31,664	108,453
Capital lease asset	20,000	—
Reclass of development costs from other assets to real estate	47,519	—
Transfer to net assets held for sale	117,885	753,457
Transfer to liabilities related to net assets held for sale	94	461,891
Transfer of financing receivable to debt investment	—	19,675
Deferred leasing payable	6,176	13,086
Consolidation of real estate	—	1,316,591
Deconsolidation of subsidiary	27,435	—
Issuance of common stock	2,228	—
Issuance of common stock to consolidated joint venture	10,000	—
Issuance of preferred units	211,601	27,565
Contribution to consolidated joint venture by noncontrolling interest	22,504	—
Receivable from sale of unconsolidated joint venture interest	15,129	—

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Commercial real estate properties, at cost:
Land and land interests	$4,689,031	$3,844,518
Building and improvements	10,079,151	8,778,593
Building leasehold and improvements	1,425,299	1,418,585
Property under capital lease	47,445	27,445
	16,240,926	14,069,141
Less: accumulated depreciation	(1,979,824)	(1,905,165)
	14,261,102	12,163,976
Assets held for sale	117,885	462,430
Cash and cash equivalents	244,360	281,409
Restricted cash	279,592	149,176
Investment in marketable securities	46,432	39,429
Tenant and other receivables, net of allowance of $15,712 and $18,068 in 2015 and 2014, respectively	66,896	57,369
Related party receivables	11,089	11,735
Deferred rents receivable, net of allowance of $22,190 and $27,411 in 2015 and 2014, respectively	467,627	374,944
Debt and preferred equity investments, net of discounts and deferred origination fees of $16,169 and $19,172 in 2015 and 2014, respectively	1,501,619	1,408,804
Investments in unconsolidated joint ventures	1,239,008	1,172,020
Deferred costs, net	342,936	327,962
Other assets	912,023	647,333
Total assets	$19,490,569	$17,096,587
Liabilities
Mortgages and other loans payable	$6,865,383	$5,586,709
Revolving credit facility	949,000	385,000
Term loan and senior unsecured notes	2,216,120	2,107,078
Accrued interest payable and other liabilities	204,224	137,634
Accounts payable and accrued expenses	173,228	173,246
Deferred revenue	428,334	187,148
Capital lease obligations	41,171	20,822
Deferred land leases payable	1,557	1,215
Dividend and distributions payable	67,109	64,393
Security deposits	66,654	66,614
Liabilities related to assets held for sale	94	266,873
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities	11,112,874	9,096,732
Commitments and contingencies	—	—
Preferred units	282,516	71,115

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	September 30, 2015	December 31, 2014
	(unaudited)
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both September 30, 2015 and December 31, 2014	221,932	221,932
SL Green partners' capital (1,035 and 1,013 general partner common units and 98,624 and 96,312 limited partner common units outstanding at September 30, 2015 and December 31, 2014, respectively)	7,357,047	7,078,924
Limited partner interests in SLGOP (3,875 and 3,973 limited partner common units outstanding at September 30, 2015 and December 31, 2014, respectively)	99,208	113,298
Accumulated other comprehensive loss	(16,446)	(7,256)
Total SLGOP partners' capital	7,661,741	7,406,898
Noncontrolling interests in other partnerships	433,438	521,842
Total capital	8,095,179	7,928,740
Total liabilities and capital	$19,490,569	$17,096,587

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue, net	$318,465	$291,293	$926,020	$826,877
Escalation and reimbursement	48,254	43,826	130,630	120,209
Investment income	49,328	43,969	136,588	137,767
Other income	16,019	11,186	44,201	48,498
Total revenues	432,066	390,274	1,237,439	1,133,351
Expenses
Operating expenses, including $5,238 and $13,415 in 2015 and $5,104 and $13,183 in 2014 of related party expenses	78,648	72,111	225,539	211,118
Real estate taxes	61,009	55,548	173,018	159,702
Ground rent	8,252	8,088	24,526	24,161
Interest expense, net of interest income	84,141	82,376	235,694	236,424
Amortization of deferred financing costs	7,160	6,679	19,727	15,737
Depreciation and amortization	146,185	94,443	454,087	274,337
Transaction related costs	5,829	2,383	10,039	6,554
Marketing, general and administrative	23,475	22,649	72,139	69,778
Total expenses	414,699	344,277	1,214,769	997,811
Income from continuing operations before equity in net income from unconsolidated joint ventures, equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate, depreciable real estate reserves, and loss on early extinguishment of debt	17,367	45,997	22,670	135,540
Equity in net income from unconsolidated joint ventures	3,627	6,034	10,651	20,781
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,281	16,496	16,050	122,580
Purchase price fair value adjustment	—	(4,000)	—	67,446
Gain on sale of real estate	159,704	—	159,704	—
Depreciable real estate reserves	(19,226)	—	(19,226)	—
Loss on early extinguishment of debt	—	(24,475)	(49)	(25,500)
Income from continuing operations	176,753	40,052	189,800	320,847
Net income from discontinued operations	—	4,035	427	15,449
Gain on sale of discontinued operations	—	29,507	12,983	144,242
Net income	176,753	73,594	203,210	480,538
Net income attributable to noncontrolling interests in other partnerships	(665)	(1,712)	(13,217)	(5,045)
Preferred unit distributions	(2,225)	(820)	(4,316)	(1,950)
Net income attributable to SLGOP	173,863	71,062	185,677	473,543
Perpetual preferred unit distributions	(3,738)	(3,738)	(11,214)	(11,214)
Net income attributable to SLGOP common unitholders	$170,125	$67,324	$174,463	$462,329

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(unaudited, in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Amounts attributable to SLGOP common unitholders:
Income from continuing operations before purchase price fair value adjustment, gains on sale and discontinued operations	$14,366	$21,286	$4,525	$112,612
Purchase price fair value adjustment	—	(4,000)	—	67,446
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,281	16,496	16,050	122,580
Net income from discontinued operations	—	4,035	427	15,449
Gain on sale of discontinued operations	—	29,507	12,983	144,242
Gain on sale of real estate	159,704	—	159,704	—
Depreciable real estate reserves	(19,226)	—	(19,226)	—
Net income attributable to SLGOP common unitholders	$170,125	$67,324	$174,463	$462,329

Basic earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.14	$0.21	$0.04	$1.14
Purchase price fair value adjustment	—	(0.04)	—	0.68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	0.17	0.16	1.24
Net income from discontinued operations	—	0.04	—	0.16
Gain on sale of discontinued operations	—	0.30	0.13	1.46
Gain on sale of real estate	1.54	—	1.55	—
Depreciable real estate reserves	(0.19)	—	(0.19)	—
Net income attributable to SLGOP common unitholders	$1.64	$0.68	$1.69	$4.68
Diluted earnings per unit:
Income from continuing operations before gains on sale and discontinued operations	$0.14	$0.21	$0.04	$1.14
Purchase price fair value adjustment	—	(0.04)	—	0.68
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	0.15	0.17	0.16	1.23
Net income from discontinued operations	—	0.04	—	0.16
Gain on sale of discontinued operations	—	0.30	0.13	1.45
Gain on sale of real estate	1.54	—	1.54	—
Depreciable real estate reserves	(0.19)	—	(0.19)	—
Net income attributable to SLGOP common unitholders	$1.64	$0.68	$1.68	$4.66
Dividends per unit	$0.60	$0.50	$1.80	$1.50
Basic weighted average common units outstanding	103,522	99,319	103,129	98,860
Diluted weighted average common units and common unit equivalents outstanding	103,929	99,706	103,609	99,322

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$176,753	$73,594	$203,210	$480,538
Other comprehensive income (loss):
Change in net unrealized (loss) gain on derivative instruments, including SLGOP's share of joint venture net unrealized (loss) gain on derivative instruments	(5,423)	3,919	(8,853)	11,380
Change in unrealized gain on marketable securities	317	(506)	(337)	1,282
Other comprehensive (loss) income	(5,106)	3,413	(9,190)	12,662
Comprehensive income	171,647	77,007	194,020	493,200
Net income attributable to noncontrolling interests	(665)	(1,712)	(13,217)	(5,045)
Comprehensive income attributable to SLGOP	$170,982	$75,295	$180,803	$488,155

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statement of Capital
(unaudited, in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		General Partner		Limited Partners
	Series I Preferred Units	Common Units	Common Unitholders	Common Units	Common Unitholders	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total
Balance at December 31, 2014	$221,932	97,325	$7,078,924	3,973	$113,298	$(7,256)	$521,842	$7,928,740
Net income	11,214		167,829		6,634		13,217	198,894
Acquisition of subsidiary interest from noncontrolling interest			(9,566)				(11,084)	(20,650)
Other comprehensive loss						(9,190)		(9,190)
Preferred distributions	(11,214)							(11,214)
Issuance of common units				255	27,898			27,898
DRSPP proceeds		776	99,529					99,529
Conversion of units of the Operating Partnership to common stock		353	41,605	(353)	(41,605)			—
Reallocation of capital account relating to sale							(10,144)	(10,144)
Deferred compensation plan and stock award, net		28	(3,096)					(3,096)
Amortization of deferred compensation plan			20,994					20,994
Contribution to consolidated joint venture interest							34,435	34,435
Contributions - net proceeds from common stock offering		1,007	127,022					127,022
Contributions - proceeds from stock options exercised		170	12,870					12,870
Cash distributions to noncontrolling interests							(114,828)	(114,828)
Cash distributions declared ($1.80 per common unit, none of which represented a return of capital for federal income tax purposes)			(179,064)		(7,017)			(186,081)
Balance at September 30, 2015	$221,932	99,659	$7,357,047	3,875	$99,208	$(16,446)	$433,438	$8,095,179

The accompanying notes are an integral part of these financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$203,210	$480,538
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	473,817	295,877
Equity in net income from unconsolidated joint ventures	(10,651)	(20,781)
Distributions of cumulative earnings from unconsolidated joint ventures	33,141	23,065
Equity in net gain on sale of interest in unconsolidated joint venture interest/real estate	(16,050)	(122,580)
Purchase price fair value adjustment	—	(71,446)
Depreciable real estate reserves	19,226	—
Gain on sale of real estate	(159,704)	—
Gain on sale of discontinued operations	(12,983)	(144,242)
Loss on early extinguishment of debt	49	25,500
Deferred rents receivable	(99,015)	(43,736)
Other non-cash adjustments	(16,140)	(25,705)
Changes in operating assets and liabilities:
Restricted cash—operations	(23,437)	(7,124)
Tenant and other receivables	(8,498)	(7,336)
Related party receivables	646	(5,200)
Deferred lease costs	(46,673)	(17,544)
Other assets	(43,736)	(23,133)
Accounts payable, accrued expenses and other liabilities and security deposits	6,119	17,445
Deferred revenue and land leases payable	23,678	23,608
Net cash provided by operating activities	322,999	377,206
Investing Activities
Acquisitions of real estate property	(2,574,687)	(711,437)
Additions to land, buildings and improvements	(219,760)	(282,947)
Escrowed cash—capital improvements/acquisition deposits/deferred purchase price	(117,026)	(67,868)
Investments in unconsolidated joint ventures	(127,783)	(217,187)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	89,059	158,809
Proceeds from disposition of real estate/joint venture interest	1,072,175	357,426
Proceeds from sale of marketable securities	432	3,669
Purchases of marketable securities	(7,769)	(10,025)
Other investments	(11,894)	15,980
Origination of debt and preferred equity investments	(461,257)	(421,003)
Repayments or redemption of debt and preferred equity investments	372,084	349,320
Net cash used in investing activities	(1,986,426)	(825,263)

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Financing Activities
Proceeds from mortgages and other loans payable	$1,706,018	$2,001,603
Repayments of mortgages and other loans payable	(681,286)	(1,688,466)
Proceeds from revolving credit facility, term loan and senior unsecured notes	2,130,000	1,136,400
Repayments of revolving credit facility, term loan and senior unsecured notes	(1,466,007)	(805,988)
Payments of debt extinguishment costs	—	(23,332)
Proceeds from stock options exercised and DRSSP issuance	112,399	20,549
Net proceeds from sale of common stock	124,794	42,698
Redemption of preferred units	(200)	—
Distributions to noncontrolling interests in other partnerships	(113,595)	(5,745)
Contributions from noncontrolling interests in other partnerships	11,931	27,933
Distributions paid on common and preferred units	(198,937)	(160,389)
Other obligations related to mortgage loan participations	25,000	—
Deferred loan costs and capitalized lease obligation	(23,739)	(50,378)
Net cash provided by financing activities	1,626,378	494,885
Net (decrease) increase in cash and cash equivalents	(37,049)	46,828
Cash and cash equivalents at beginning of year	281,409	206,692
Cash and cash equivalents at end of period	$244,360	$253,520

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Issuance of common stock as deferred compensation	$1,744	$1,503
Issuance of units in the Operating Partnership	27,898	22,862
Redemption of units in the Operating Partnership	41,605	26,392
Derivative instruments at fair value	5,459	12,713
Exchange of debt investment for equity in joint venture	10,151	—
Transfer of restricted cash to operating cash and cash equivalents as a result of sale	21,578	—
Acquisition of subsidiary interest from noncontrolling interest	20,630	—
Tenant improvements and capital expenditures payable	14,470	8,456
Capital lease asset	20,000	—
Reclass of development costs from other assets to real estate	47,519	—
Transfer to net assets held for sale	117,885	753,457
Transfer to liabilities related to net assets held for sale	94	461,891
Transfer of financing receivable to debt investment	—	19,675
Deferred leasing payable	6,176	13,086
Consolidation of real estate	—	1,316,591
Deconsolidation of subsidiary	27,435	—
Issuance of common stock	2,228	—
Issuance of common stock to consolidated joint venture	10,000	—
Issuance of preferred units	211,601	27,565
Contribution to consolidated joint venture by noncontrolling interest	22,504	—
Receivable from sale of unconsolidated joint venture interests	15,129	—

The accompanying notes are an integral part of these financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
September 30, 2015
(unaudited)

1. Organization and Basis of Presentation
SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Operating Partnership received a contribution of interest in the real estate properties, as well as 95% of the economic interest in the management, leasing and construction companies which are referred to as the Service Corporation, a consolidated variable interest entity. All of the management, leasing and construction services that are provided to the properties that are wholly-owned by us and that are provided to certain joint ventures are conducted through SL Green Management LLC which is 100% owned by the Operating Partnership. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Substantially all of our assets are held by, and all of our operations are conducted through the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of September 30, 2015, noncontrolling investors held, in the aggregate, a 3.74% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P., or ROP, are wholly-owned subsidiaries of the Operating Partnership.
As of September 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Type		Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office		26		20,700,091	6	3,328,496	32	24,028,587	94.5%
	Retail		9	(3)	408,993	9	347,970	18	756,963	91.2%
	Development/Redevelopment	(2)	5		72,962	4	1,952,782	9	2,025,744	53.8%
	Fee Interest		2		783,530	—	—	2	783,530	100.0%
			42		21,965,576	19	5,629,248	61	27,594,824	91.5%
Suburban	Office	(2)	28		4,450,400	3	705,641	31	5,156,041	80.1%
	Retail		1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment		1		1,000	1	—	2	1,000	100.0%
			30		4,503,400	4	705,641	34	5,209,041	80.3%
Total commercial properties			72		26,468,976	23	6,334,889	95	32,803,865	89.8%
Residential:
Manhattan	Residential		4	(3)	762,587	18	2,210,233	22	2,972,820	94.6%
Suburban	Residential		1		66,611	—	—	1	66,611	95.8%
Total residential properties			5		829,198	18	2,210,233	23	3,039,431	94.6%
Total portfolio			77		27,298,174	41	8,545,122	118	35,843,296	90.2%
____________________________________________________________________

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet.  The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes two Manhattan redevelopment properties and two suburban office properties held for sale as of September 30, 2015.

(3)
As of September 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of September 30, 2015, we also managed an approximately 336,201 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.5 billion.
Partnership Agreement
In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage of ownership interests of the respective partners. As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, shares of SL Green's common stock on a one-for-one basis.
Basis of Quarterly Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for the fair presentation of the financial position of the Company and the Operating Partnership at September 30, 2015 and the results of operations for the periods presented have been included. The operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These financial statements should be read in conjunction with the financial statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2014 of the Company and the Operating Partnership.
The consolidated balance sheets at December 31, 2014 have been derived from the audited financial statements as of that date but do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.
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
We consolidate a variable interest entity, or VIE, in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. Included in commercial real estate properties on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 are $198.6 million and $198.4 million, respectively, related to our consolidated VIEs. Included in mortgages and other loans payable on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 are $105.0 million and $106.5 million, respectively, related to our consolidated VIEs. As of September 30, 2015, assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets did not include amounts related to consolidated VIEs. As of December 31, 2014, assets held for sale and liabilities related to assets held for sale on the consolidated balance sheets included $445.0 million of commercial real estate and $253.9 million of mortgage related to the consolidated VIEs.
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income is modified to present earnings and other comprehensive income attributed to controlling and noncontrolling interests.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine which party has what rights and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as the requirement of partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
Investment in Commercial Real Estate Properties
On a periodic basis, we assess whether there are any indications that the value of our real estate properties may be other than temporarily impaired or that their carrying value may not be recoverable. A property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted and without interest charges for consolidated properties) to be generated by the property is less than the carrying value of the property. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the calculated fair value of the property. We also evaluate our real estate properties for potential impairment when a real estate property has been classified as held for sale. Real estate assets held for sale are valued at the lower of either their carrying value or fair value less costs to sell. During the three months ended September 30, 2015, we recorded a $19.2 million charge in connection with the expected sale of two of our properties. This charge is included in depreciable real estate reserves in the consolidated statements of operations. Prior to the quarter ended September 30, 2015, we do not believe that there were any indicators of impairment at these two properties. See Note 4, "Properties Held for Sale and Property Dispositions." Except as noted above, we do not believe that there were any indicators of impairment at any of our consolidated properties at September 30, 2015.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from three to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from one to 14 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from one to 14 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. The tenant improvements and origination costs are amortized as an expense over the remaining life of the lease (or charged against earnings if the lease is terminated prior to its contractual expiration date). We assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period.
We recognized $10.2 million, $32.9 million, $5.7 million and $18.2 million of rental revenue for the three and nine months ended September 30, 2015 and 2014, respectively, for the amortization of aggregate below-market leases in excess of above-market leases and a reduction in lease origination costs, resulting from the allocation of the purchase price of the applicable properties. We recognized as a reduction to interest expense the amortization of the above-market rate mortgages assumed of $0.6 million, $1.7 million, $1.3 million and $4.1 million for the three and nine months ended September 30, 2015 and 2014, respectively.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of September 30, 2015 and December 31, 2014 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

	September 30, 2015	December 31, 2014
Identified intangible assets (included in other assets):
Gross amount	$939,518	$664,297
Accumulated amortization	(392,854)	(383,236)
Net(1)	$546,664	$281,061
Identified intangible liabilities (included in deferred revenue):
Gross amount	$866,561	$655,755
Accumulated amortization	(476,272)	(483,948)
Net(1)	$390,289	$171,807
____________________________________________________________________

(1)
As of September 30, 2015, $0.2 million and $0.1 million of net intangible assets and net intangible liabilities, respectively, were reclassed to assets held for sale and liabilities related to assets held for sale.

Fair Value Measurements
See Note 17, "Fair Value Measurements."
Investment in Marketable Securities
We designate a security as held-to-maturity, available-for-sale, or trading at acquisition. As of September 30, 2015, we do not have any securities designated as held-to-maturity or trading. We account for our available-for-sale securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. Any unrealized losses that are determined to be other-than-temporary are recognized in earnings up to their credit component.
The cost of bonds and marketable securities sold is determined using the specific identification method.
At September 30, 2015 and December 31, 2014, we held the following marketable securities (in thousands):

	September 30, 2015	December 31, 2014
Equity marketable securities	$4,115	$4,332
Mortgage-backed securities	42,317	35,097
Total marketable securities available-for-sale	$46,432	$39,429
The cost basis of the commercial mortgage-backed securities was $39.7 million and $32.4 million at September 30, 2015 and December 31, 2014, respectively. These securities mature at various times through 2049.
During the nine months ended September 30, 2015 and 2014, we disposed of marketable securities for aggregate net proceeds of $0.4 million and $3.7 million, respectively.
Investments in Unconsolidated Joint Ventures
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on the joint venture's projected discounted cash flows. We do not believe that the values of any of our equity investments were impaired at September 30, 2015.
We may originate loans for real estate acquisition, development and construction, where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with our loan accounting for our debt and preferred equity investments.
Revenue Recognition
Rental revenue is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space. In order for the tenant to take possession, the leased space must be substantially ready for its intended use. To determine whether the leased space is substantially ready for its intended use, management evaluates whether we are or the tenant is the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner (the tenant is the owner) of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space. When management concludes that we are the owner of tenant improvements for accounting purposes, we record amounts funded to construct the tenant improvements as a capital asset. For these tenant improvements, we record amounts reimbursed by tenants as a reduction of the capital asset. When management concludes that the tenant is the owner of tenant improvements for accounting purposes, we record our contribution towards those improvements as a lease incentive, which is included in deferred costs, net on our consolidated balance sheets and amortized as a reduction to rental revenue on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets. We establish, on a current basis, an allowance for future potential tenant credit losses, which may occur against this account. The balance reflected on the consolidated balance sheets is net of such allowance.
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
Interest income on debt and preferred equity investments is accrued based on the outstanding principal amount and contractual terms of the instruments and when, in the opinion of management, it is deemed collectible. Several of the debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is ultimately collectible, based on the underlying collateral and operations of the borrower. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as a reduction to the interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cashflows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition on any non-accrual debt or preferred equity investment is resumed when such non-accrual debt or preferred equity investment becomes contractually current and performance is demonstrated to be resumed. Interest is recorded as income on impaired loans only to the extent cash is received.
We may syndicate a portion of the loans that we originate or sell these loans individually. When a transaction meets the criteria of sale accounting, we derecognize the loan sold and recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

investment income on the consolidated statement of income. Any fees received at the time of sale or syndication are recognized as part of investment income.
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
Where impairment is indicated on an investment that is held to maturity, a valuation allowance is measured based upon the excess of the recorded investment amount over the net fair value of the collateral. Any deficiency between the carrying amount of an asset and the calculated value of the collateral is charged to expense. We continue to assess or adjust our estimates based on circumstances of a loan and the underlying collateral. If the additional information obtained reflects increased recovery of our investment, we will adjust our reserves accordingly. There were no loan reserves recorded during three and nine months ended September 30, 2015 and 2014.
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
Income Taxes
SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax. To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If SL Green fails to qualify as a REIT in any taxable year, SL Green will be subject to Federal income tax on SL Green's taxable income at regular corporate rates. SL Green may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on SL Green's undistributed taxable income.
The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes included in the consolidated statements of operations relates to the Operating Partnership’s consolidated taxable REIT subsidiaries. The Operating Partnership may also be subject to certain state, local and franchise taxes.
Pursuant to amendments to the Code that became effective January 1, 2001, we have elected, and may elect in the future, to treat certain of our existing or newly created corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal and state income tax liability for these entities.
During the three and nine months ended September 30, 2015 and 2014, we recorded Federal, state and local tax provisions of $1.1 million, $2.5 million, $1.6 million and $6.6 million, respectively.
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
Stock-Based Employee Compensation Plans
We have a stock-based employee compensation plan, described more fully in Note 14, "Share-based Compensation."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

The Company's stock options are recorded at fair value at the time of issuance. Fair value of the stock options is determined using the Black-Scholes option pricing model. The Black-Scholes model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because our plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.
Compensation cost for stock options, if any, is recognized over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of the Company's common stock on the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.
For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of SL Green's board of directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with awards that vest based on the achievement of a performance condition or market condition, we determine whether it is probable that the performance condition will be met, and estimate compensation cost based on the fair value of the award at the applicable reporting date estimated using a binomial model or market quotes. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of the Company's common stock, at the current quoted market price, from certain key employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.
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
Earnings per Share of the Company
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.
Earnings per Unit of the Operating Partnership
The Operating Partnership presents both basic and diluted earnings per unit, or EPU.  Basic EPU excludes dilution and is computed by dividing net income or loss attributable to common unitholders by the weighted average number of common units outstanding during the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method. There is no dilutive effect for the exchangeable senior notes as the conversion premium will be paid in cash.
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
Concentrations of Credit Risk

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments, debt and preferred equity investments and accounts receivable. We place our cash investments in excess of insured amounts with high quality financial institutions. The collateral securing our debt and preferred equity investments is located in New York City. See Note 5, "Debt and Preferred Equity Investments." We perform ongoing credit evaluations of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a source of funds to offset the economic costs associated with lost rent and the costs associated with re-tenanting a space. Although the properties in our real estate portfolio are primarily located in Manhattan, we also have properties located in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey. The tenants located in our buildings operate in various industries. Other than three tenants who account for 9.8%, 9.2% and 6.3% of our share of annualized cash rent, respectively, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized rent, at September 30, 2015. For the three months ended September 30, 2015, 9.7%, 8.8%, 7.3% , 7.0%, 6.7%, 5.7%, and 5.4% of our annualized cash rent for consolidated properties was attributable to 1515 Broadway, 388 and 390 Greenwich Street, 919 Third Ave, 1185 Avenue of the Americas, 11 Madison Ave, 420 Lexington Ave, and 1 Madison Ave respectively. Annualized cash rent for all other consolidated properties was below 5.0%.
Reclassification
Certain prior year balances have been reclassified to conform to our current year presentation primarily in order to eliminate discontinued operations from income from continuing operations.
Accounting Standards Updates
In September 2015, the Financial Accounting Standards Board, or FASB, issued final guidance to simplify the measurement-period adjustments in business combinations (Accounting Standards Update, or ASU, No. 2015-62). The guidance eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments in the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previously periods if the accounting had been completed at the acquisition date. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. The Company adopted the guidance during the third quarter of 2015.
In April 2015, the FASB issued final guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding debt liability (ASU No. 2015-03). The guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The guidance is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of the guidance is permitted. Upon adoption, an entity must apply the new guidance retrospectively for all prior periods presented in the financial statements. The Company expects to adopt the guidance effective January 1, 2016 and the guidance is not anticipated to have a material impact on our consolidated financial statements.
In February 2015, the FASB issued new guidance that amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities (ASU No. 2015-02). Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015. Early adoption of this guidance is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In June 2014, the FASB issued final guidance that requires repurchase-to-maturity transactions to be accounted for as secured borrowings as if the transferor retains effective control, even though the transferred financial assets are not returned to the transferor at settlement and also eliminates existing guidance for repurchase financings (ASU No. 2014-11). New disclosures are required for (1) certain transactions accounted for as secured borrowings and (2) transfers accounted for as sales when the transferor also retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance was effective for the first interim or annual period beginning after December 15, 2014, except for the disclosures related to transactions accounted for as secured borrowings, which are effective for periods beginning after March 15, 2015. Early adoption of this guidance is prohibited. The Company adopted the standard beginning in the first quarter of 2015. The adoption of this guidance did not have a material impact on our consolidated financial statements. The Company has adopted the presentation and disclosures related to transactions accounted for as secured borrowings during the second quarter of 2015.
In May 2014, the FASB issued a new comprehensive revenue recognition guidance which requires us to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those goods and services (ASU No. 2014-09). The guidance also requires enhanced disclosures to

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

help users of financial statements better understand the nature, amount, timing, and uncertainty of revenue that is recognized. The guidance is effective for annual and interim periods beginning after December 15, 2016 and early adoption is not permitted. In July 2015, the FASB voted to defer by one year the effective date of ASU 2014-09 for both public and nonpublic entities and give both public and private companies the option to early adopt using the original effective date. The new guidance can be applied either retrospectively to each prior reporting period presented, or as a cumulative-effect adjustment as of the date of adoption. The Company is currently evaluating the new guidance to determine the impact it may have on our consolidated financial statements.
In April 2014, the FASB issued new guidance on reporting discontinued operations which raises the threshold for disposals to qualify as discontinued operations (ASU No. 2014-08). The guidance also allows us to have a significant continuing involvement and continuing cash flows with the discontinued operations. Additionally, the guidance requires additional disclosures for discontinued operations and new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. The guidance was effective for calendar year public companies beginning in the first quarter of 2015 and is to be applied on a prospective basis for new disposals. Early adoption of this guidance was permitted. The Company adopted the standard beginning in the first quarter of 2015. The adoption of this guidance will change the presentation of discontinued operations for all properties held for sale and/or disposed of subsequent to January 1, 2015.

3. Property Acquisitions
2015 Acquisitions
During the nine months ended September 30, 2015, the properties listed below were acquired from third parties. The following summarizes our preliminary allocation of the purchase price of the assets acquired and liabilities assumed upon the closing of these acquisitions (in thousands):

	187 Broadway and 5 & 7 Dey Street (1)(2)	11 Madison Avenue (1)(3)	110 Greene Street (1)(4)	Upper East Side Residential(1)(5)	1640 Flatbush Avenue(1)
Acquisition Date	August 2015	August 2015	July 2015	June 2015	March 2015
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Residential/Retail	Office	Office	Residential/Retail	Retail

Purchase Price Allocation:
Land	$22,101	$849,926	$89,250	$17,500	$6,120
Building and building leasehold	41,045	1,579,118	165,750	32,500	680
Above-market lease value	—	—	—	—	—
Acquired in-place leases	—	—	—	—	—
Other assets, net of other liabilities	—	—	—	—	—
Assets acquired	63,146	2,429,044	255,000	50,000	6,800
Mark-to-market assumed debt	—	—	—	—	—
Below-market lease value	—	—	—	—	—
Derivatives	—	—	—	—	—
Liabilities assumed	—	—	—	—	—
Purchase price	$63,146	$2,429,044	$255,000	$50,000	$6,800
Net consideration funded by us at closing, excluding consideration financed by debt	$63,146	$2,429,044	$255,000	$50,000	$6,800
Equity and/or debt investment held	$—	$—	$—	$—	$—
Debt assumed	$—	$—	$—	$—	$—
____________________________________________________________________

(1)	We are currently in the process of analyzing the purchase price allocation and, as such, we have not allocated any value to intangible assets such as above- and below-market lease or in-place leases.

(2)
We acquired this property for consideration that included the issuance of $10.0 million and $26.9 million aggregate liquidation preferences of Series R and S Preferred Units, respectively, of limited partnership interest of the Operating Partnership and cash.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

(3)	In August 2015, we acquired this property from a partnership of the Sapir Organization and CIM Group, with whom we have no other relationship.

(4)
We acquired a 90.0% controlling interest in this property for consideration that included the issuance of $5.0 million and $6.7 million aggregate liquidation preferences of Series P and Q Preferred Units, respectively, of limited partnership interest of the Operating Partnership and cash.

(5)
We, along with our joint venture partner, acquired this property for consideration that included the issuance of $13.8 million aggregate liquidation preference of Series N Preferred Units of limited partnership interest of the Operating Partnership and cash. We hold a 95.1% controlling interest in this joint venture.

Pro Forma
The following table summarizes, on an unaudited pro forma basis, the results of operations of 11 Madison Avenue, which are included in the consolidated statements of operations, and our consolidated results of operations for the three and nine months ended September 30, 2015 and 2014 as though the acquisition of 11 Madison Avenue was completed on January 1, 2014. The supplemental pro forma data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent our results of operations for future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2015	2014	2015	2014
Actual revenues since acquisition	$9,051		$9,051
Actual net income since acquisition	(4,202)		(4,202)
Pro forma revenues	432,822	397,684	1,255,507	1,146,697
Pro forma income from continuing operations	25,299	31,197	26,645	350,125
Pro forma basic earnings per share	$0.18	$0.59	$0.11	$6.39
Pro forma diluted earnings per share	$0.18	$0.59	$0.11	$6.36
Pro forma basic earnings per unit	$0.18	$0.59	$0.11	$6.39
Pro forma diluted earnings per unit	$0.18	$0.59	$0.11	$6.36
______________________________________________________________________

(1)
The pro forma income from continuing operations for the three and nine months ended September 30, 2015 and 2014 includes the effect of the incremental borrowings, including a $1.4 billion, 10-year, interest only, fixed rate mortgage financing carrying a per annum stated interest rate of 3.838% to complete the acquisition and the preliminary allocation of purchase price. In addition, the pro forma net income for the nine months ended September 30, 2014 was adjusted to include the sale of real estate assets for properties that have closed either subsequent to June 30, 2015 or we are currently under contract to sell, as if the sales were completed on January 1, 2014. The pro forma net income for the three and nine months ended September 30, 2015 excludes these sales.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

2014 Acquisitions
During the nine months ended September 30, 2015, we finalized the purchase price allocations based on third party appraisal and additional facts and circumstances that existed at the acquisition dates for the following 2014 acquisitions (in thousands):

	102 Greene Street(1)	635 Madison Avenue(1)	719 Seventh Avenue(1)(2)	115 Spring Street(1)	388-390 Greenwich Street(1)(3)
Acquisition Date	October 2014	September 2014	July 2014	July 2014	May 2014
Ownership Type	Fee Interest	Fee Interest	Fee Interest	Fee Interest	Fee Interest
Property Type	Retail	Land	Development	Retail	Office

Purchase Price Allocation:
Land	$8,215	$205,632	$41,850	$11,078	$516,292
Building and building leasehold	26,717	15,805	—	44,799	964,434
Above-market lease value	—	—	—	—	—
Acquired in-place leases	1,015	17,345	—	2,037	302,430
Other assets, net of other liabilities	3	—	—	—	6,495
Assets acquired	35,950	238,782	41,850	57,914	1,789,651
Mark-to-market assumed debt	—	—	—	—	—
Below-market lease value	3,701	85,036	—	4,789	186,782
Derivatives	—	—	—	—	18,001
Liabilities assumed	3,701	85,036	—	4,789	204,783
Purchase price	$32,249	$153,746	$41,850	$53,125	$1,584,868
Net consideration funded by us at closing, excluding consideration financed by debt	$32,249	$153,746	$41,850	$53,125	$208,614
Equity and/or debt investment held	$—	$—	$—	$—	$148,025
Debt assumed	$—	$—	$—	$—	$1,162,379
____________________________________________________________________

(1)
Based on our preliminary analysis of the purchase price, we had allocated $11.3 million and $21.0 million to land and building, respectively, at 102 Greene Street, $153.7 million to land at 635 Madison Avenue, $14.4 million and $26.7 million to land and building, respectively, at 719 Seventh Avenue, $15.9 million and $37.2 million to land and building, respectively, at 115 Spring Street and $558.7 million and $1.0 billion to land and building, respectively, at 388-390 Greenwich. The impact to our consolidated statement of income for the nine months ended September 30, 2015 was $7.6 million in rental revenue for the amortization of aggregate below-market leases and $10.3 million of depreciation expense.

(2)
We, along with our joint venture partner, acquired this property for consideration that included the issuance of $14.1 million aggregate liquidation preference of Series L Preferred Units of limited partnership interest of the Operating Partnership and $9.5 million aggregate liquidation preference of Series K Preferred Units of limited partnership interest of the Operating Partnership. We hold a 75.0% controlling interest in this joint venture.

(3)
In May 2014, we acquired Ivanhoe Cambridge, Inc.'s 49.65% economic interest in this property, thereby consolidating full ownership of the property. The transaction valued the consolidated interests at $1.585 billion. Simultaneous with the closing, we refinanced the previous mortgage with a $1.45 billion mortgage. We also assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to fixed rate (in October 2014, we entered into multiple swap agreements to hedge our interest rate exposure on an additional $500.0 million portion of this mortgage. See Note 8, "Mortgages and Other Loans Payable" for further details). We recognized a purchase price fair value adjustment of $71.4 million upon closing of this transaction. This property, which we initially acquired in December 2007, was previously accounted for as an investment in unconsolidated joint ventures.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

For business combinations achieved in stages, the acquisition-date fair value of our equity interest in a property immediately before the acquisition date is determined based on estimated cash flow projections that utilize available market information and discount and capitalization rates that we deem appropriate. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The acquisition-date fair value of the equity interest in 388-390 Greenwich Street immediately before the acquisition date as well as the purchase price fair value, as determined in accordance with the methodology set out in the prior sentence, is as follows (in thousands):

388-390 Greenwich Street
Contract purchase price	$1,585,000
Net consideration funded by us at closing, excluding consideration financed by debt	(208,614)
Debt assumed	(1,162,379)
Fair value of retained equity interest	214,007
Equity and/or debt investment held	(148,025)
Other(1)	5,464
Purchase price fair value adjustment	$71,446
___________________________________________________________________

(1)	Includes the acceleration of a deferred leasing commission from the joint venture to the Company.
4. Properties Held for Sale and Property Dispositions
Properties Held for Sale
During the third quarter of 2015, we entered into separate agreements to sell 570-574 Fifth Avenue for $125.4 million and 140-150 Grand Street in White Plains, New York for $32.0 million. During the quarter, we recorded a $19.2 million charge in connection with the expected sale of 140-150 Grand Street. These charges are included in depreciable real estate reserves in the consolidated statements of operations. See Note 2, "Significant Account Policies - Investments in Commercial Real Estate Properties" for further discussion.
Property Disposition
The following table summarizes the properties sold during the nine months ended September 30, 2015:

Property	Disposition Date	Property Type	Approximate Usable Square Feet	Sales Price(1) (in millions)	Gain on Sale(2) (in millions)
180 Maiden Lane	January 2015	Office	1,090,000	$470.0	$17.0
131-137 Spring Street(3)	August 2015	Office	68,342	277.8	101.1
120 West 45th Street	September 2015	Office	440,000	365.0	58.6
____________________________________________________________________

(1)	Sales price represents the actual sales price for a property or the gross asset valuation for interests in a property.

(2)
The gain on sale for 180 Maiden Lane, 131-137 Spring Street, and 120 West 45th Street are net of employee compensation awards accrued in connection with the realization of these investment gains as a bonus to certain employees that were instrumental in realizing the gain on sale. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.

(3)
We sold an 80% interest in 131-137 Spring Street and have subsequently accounted for our interest in the properties as an investment in unconsolidated joint ventures. See Note 6, "Investments in Unconsolidated Joint Ventures."

Discontinued Operations
The Company adopted ASU 2014-08 effective January 1, 2015. As a result, the Company classified 570-574 Fifth Avenue and 140-150 Grand Street in White Plains, New York as held for sale as of September 30, 2015, and 131-137 Spring Street and 120 West 45th Street as of June 30, 2015 and included the results of operations in continuing operations for all periods presented. Discontinued operations included the results of operations of real estate assets sold or held for sale prior to January 1, 2015. This included 180 Maiden Lane, which was held for sale at December 31, 2014 and sold in January 2015, and 2 Herald Square, 985-987 Third Avenue and 673 First Avenue, which were sold during 2014.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

The following table summarizes net income from discontinued operations for the three and nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues
Rental revenue	$—	$9,504	$236	$44,676
Escalation and reimbursement revenues	—	(194)	(127)	4,413
Other income	—	—	—	21
Total revenues	—	9,310	109	49,110
Operating expenses	—	773	(631)	7,101
Real estate taxes	—	787	250	6,618
Ground rent	—	—	—	3,001
Transaction related costs	—	115	(49)	155
Interest expense, net of interest income	—	2,874	109	10,983
Amortization of deferred financing costs	—	48	3	369
Depreciation and amortization	—	678	—	5,434
Total expenses	—	5,275	(318)	33,661
Net income from discontinued operations	$—	$4,035	$427	$15,449
5. Debt and Preferred Equity Investments
During the nine months ended September 30, 2015 and 2014, our debt and preferred equity investments, net of discounts and deferred origination fees, increased $464.9 million and $476.6 million, respectively, due to originations, purchases, advances under future funding obligations, discount amortization, and paid-in-kind interest, net of premium amortization. We recorded repayments, participations and sales of $372.1 million and $348.5 million during the nine months ended September 30, 2015 and 2014, respectively, which offset the increases in debt and preferred equity investments.
Debt Investments
As of September 30, 2015 and December 31, 2014, we held the following debt investments with an aggregate weighted average current yield of 10.32% at September 30, 2015 (in thousands):

Loan Type	September 30, 2015 Future Funding Obligations	September 30, 2015 Senior Financing	September 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Fixed Rate Investments:
Jr. Mortgage Participation /Mezzanine Loan	$—	$205,000	$72,541	$70,688	February 2016
Jr. Mortgage Participation/Mezzanine Loan(2)(3)	—	—	23,371	45,611	May 2016
Jr. Mortgage Participation	—	133,000	49,000	49,000	June 2016
Mezzanine Loan	—	165,000	72,031	71,656	November 2016
Jr. Mortgage Participation/Mezzanine Loan	—	1,109,000	102,709	98,934	March 2017
Mezzanine Loan(3)	—	—	66,075	65,770	March 2017
Mezzanine Loan(4)	155	502,100	40,938	24,608	June 2017
Mezzanine Loan	—	539,000	49,666	49,629	July 2018
Mortgage Loan(5)	—	—	26,249	26,209	February 2019
Mortgage Loan	—	—	545	637	August 2019

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Loan Type	September 30, 2015 Future Funding Obligations	September 30, 2015 Senior Financing	September 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Maturity Date
Mezzanine Loan	—	15,000	3,500	3,500	September 2021
Mezzanine Loan(6)	—	90,000	19,934	19,930	November 2023
Mezzanine Loan	—	95,000	30,000	30,000	January 2025
Mezzanine Loan(7)	—	—	—	14,068
Jr. Mortgage Participation(8)	—	—	—	11,934
Total fixed rate	$155	$2,853,100	$556,559	$582,174
Floating Rate Investments:
Mezzanine Loan	—	775,000	74,349	73,402	March 2016
Mortgage/Mezzanine Loan	14,981	—	81,730	—	April 2016
Mezzanine Loan(9)	—	160,000	22,612	22,573	June 2016
Jr. Mortgage Participation	—	30,000	15,000	—	July 2016
Mezzanine Loan	—	115,000	24,914	24,910	July 2016
Mezzanine Loan(10)	—	110,000	50,000	49,614	September 2016
Mezzanine Loan	—	360,000	99,398	99,023	November 2016
Mezzanine Loan	9,726	304,610	64,430	—	November 2016
Mezzanine Loan(11)	12,885	127,824	48,226	42,750	December 2016
Mezzanine Loan	461	38,687	13,539	11,835	December 2016
Mortgage/Mezzanine Loan(12)	66,314	—	124,789	—	January 2017
Mezzanine Loan	1,851	118,718	27,956	20,651	January 2017
Jr. Mortgage Participation/Mezzanine Loan	1,508	117,460	40,034	38,524	July 2017
Mortgage/Mezzanine Loan	—	—	22,858	22,803	July 2017
Mortgage/Mezzanine Loan	—	—	16,887	16,848	September 2017
Mezzanine Loan	—	60,000	14,892	14,859	November 2017
Mortgage/Mezzanine Loan(13)	795	—	14,917	14,845	December 2017
Jr. Mortgage Participation	—	40,000	19,830	—	April 2018
Mezzanine Loan	—	350,000	34,698	—	April 2018
Jr. Mortgage Participation/Mezzanine Loan	—	55,000	20,516	20,533	July 2018
Mortgage/Mezzanine Loan	1,500	—	31,185	—	August 2018
Mortgage/Mezzanine Loan	—	—	18,316	18,083	February 2019
Mezzanine Loan	—	38,000	21,835	21,807	March 2019
Mezzanine Loan(14)	—	—	—	33,726
Mezzanine Loan(14)	—	—	—	37,322
Mortgage/Mezzanine Loan(15)	—	—	—	109,527
Total floating rate	$110,021	$2,800,299	$902,911	$693,635
Total	$110,176	$5,653,399	$1,459,470	$1,275,809
____________________________________________________________________

(1)	Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.

(2)	The $22.9 million junior mortgage participation, which matures in February 2016, was sold in July 2015.

(3)	These loans are collateralized by defeasance securities.

(4)
Carrying value is net of $41.3 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(5)
In September 2014, we acquired a $26.4 million mortgage loan at a $0.2 million discount and a $5.7 million junior mortgage participation at a $5.7 million discount. The junior mortgage participation was a nonperforming loan at acquisition and is currently on non-accrual status.

(6)
Carrying value is net of $5.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(7)	This loan was repaid in February 2015.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

(8)	This loan was repaid in March 2015.

(9)
Carrying value is net of $7.4 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(10)	In August 2015, the maturity date was extended to September 2016.

(11)	In February 2015, the maturity date was extended to December 2016.

(12)
Carrying value is net of $25.0 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(13)
Carrying value is net of $5.1 million that was participated out, which is included in other assets and other liabilities on the consolidated balance sheets as a result of the transfer not meeting the conditions for sale accounting.

(14)	These loans were repaid in April 2015.

(15)	This loan was repaid in August 2015.

Preferred Equity Investments
As of September 30, 2015 and December 31, 2014, we held the following preferred equity investments with an aggregate weighted average current yield of 7.77% at September 30, 2015 (in thousands):

Type	September 30, 2015 Future Funding Obligations	September 30, 2015 Senior Financing	September 30, 2015 Carrying Value (1)	December 31, 2014 Carrying Value (1)	Initial Mandatory Redemption
Preferred equity(2)	$—	$70,000	$9,964	$9,954	March 2018
Preferred equity	5,580	60,387	32,185	—	November 2018
Preferred equity(3)	—	—	—	123,041
	$5,580	$130,387	$42,149	$132,995
____________________________________________________________________

(1)	Carrying value is net of deferred origination fees.

(2)	In March 2015, the redemption date was extended to March 2018.

(3)	This investment was redeemed in July 2015.

At September 30, 2015 and December 31, 2014, all debt and preferred equity investments were performing in accordance with the terms of the relevant investments, with the exception of a junior mortgage participation acquired in September 2014, which has a carrying value of zero.
We have determined that we have one portfolio segment of financing receivables at September 30, 2015 and December 31, 2014 comprising commercial real estate which is primarily recorded in debt and preferred equity investments. Included in other assets is an additional amount of financing receivables totaling $115.5 million and $133.5 million at September 30, 2015 and December 31, 2014, respectively. No financing receivables were 90 days past due at September 30, 2015.
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various partners. As of September 30, 2015 and December 31, 2014, 650 Fifth Avenue, 33 Beekman, and 3 Columbus Circle were VIEs in which we are not the primary beneficiary. Our net equity investment in these VIEs was $100.2 million and $146.2 million at September 30, 2015 and December 31, 2014, respectively. All other investments below are voting interest entities. As we do not control the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of September 30, 2015:

Property	Partner	Ownership Interest	Economic Interest	Approximate Square Feet	Acquisition Date	Acquisition Price(1) (in thousands)
100 Park Avenue	Prudential Real Estate Investors	49.90%	49.90%	834,000	January 2000	$95,800
717 Fifth Avenue	Jeff Sutton/Private Investor	10.92%	10.92%	119,500	September 2006	251,900
800 Third Avenue(2)	Private Investors	60.52%	60.52%	526,000	December 2006	285,000
1745 Broadway	Ivanhoe Cambridge, Inc.	56.88%	56.88%	674,000	April 2007	520,000
Jericho Plaza	Onyx Equities/Credit Suisse	20.26%	20.26%	640,000	April 2007	210,000
600 Lexington Avenue	Canadian Pension Plan Investment Board	55.00%	55.00%	303,515	May 2010	193,000
11 West 34th Street	Private Investor/ Jeff Sutton	30.00%	30.00%	17,150	December 2010	10,800
7 Renaissance	Louis Cappelli	50.00%	50.00%	65,641	December 2010	4,000
3 Columbus Circle(3)	The Moinian Group	48.90%	48.90%	741,500	January 2011	500,000
280 Park Avenue	Vornado Realty Trust	50.00%	50.00%	1,219,158	March 2011	400,000
1552-1560 Broadway(4)	Jeff Sutton	50.00%	50.00%	35,897	August 2011	136,550
724 Fifth Avenue	Jeff Sutton	50.00%	50.00%	65,040	January 2012	223,000
10 East 53rd Street	Canadian Pension Plan Investment Board	55.00%	55.00%	354,300	February 2012	252,500
33 Beekman(5)	Harel Insurance and Finance/TNG 33 LLC	45.90%	45.90%	163,500	August 2012	31,000
521 Fifth Avenue	Plaza Global Real Estate Partners LP	50.50%	50.50%	460,000	November 2012	315,000
21 East 66th Street(6)	Private Investors	32.28%	32.28%	16,736	December 2012	75,000
650 Fifth Avenue(7)	Jeff Sutton	50.00%	50.00%	32,324	November 2013	—
121 Greene Street	Jeff Sutton	50.00%	50.00%	7,131	September 2014	27,400
175-225 Third Street Brooklyn, New York	KCLW 3rd Street LLC/LIVWRK LLC	95.00%	95.00%	—	October 2014	74,600
55 West 46th Street	Prudential Real Estate Investors	25.00%	25.00%	347,000	November 2014	295,000
Stonehenge Portfolio(8)	Various	Various	Various	2,046,733	February 2015	36,668
131-137 Spring Street(9)	Invesco Real Estate	20.00%	20.00%	68,342	August 2015	277,750
____________________________________________________________________

(1)	Acquisition price represents the actual or implied gross purchase price for the joint venture, which is not adjusted for subsequent acquisitions of additional interest.

(2)	In March 2015, we acquired an additional 17.56% interest in this joint venture for $67.5 million.

(3)
As a result of the sale of a condominium interest in September 2012, Young & Rubicam, Inc., or Y&R, owns floors three through eight at the property. Because the joint venture has an option to repurchase these floors, the gain associated with this sale was deferred.

(4)
The purchase price represents only the purchase of the 1552 Broadway interest which comprised approximately 13,045 square feet. The joint venture also owns a long-term leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway.

(5)
The redevelopment project was substantially complete during the second quarter of 2015 and was conveyed to Pace University during the third quarter of 2015. In October 2015, we entered into an agreement to sell the property for $196.0 million. The transaction is expected to be completed in the first half of 2016, subject to customary closing conditions.

(6)	We hold a 32.28% interest in three retail and two residential units at the property and a 16.14% interest in three residential units at the property.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

(7)
The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue. In connection with the ground lease obligation, SLG provided a performance guaranty and our joint venture partner executed a contribution agreement to reflect its pro rata obligation. In the event the property is converted into a condominium unit and the landlord elects the purchase option, the joint venture shall be obligated to acquire the unit at the then fair value.

(8)
In February 2015, we acquired an interest in a portfolio of Manhattan residential and retail properties for $40.2 million, of which $3.5 million represented an increase in ownership interest in six of our existing consolidated joint venture properties.  The $40.2 million of consideration included the issuance of $40.0 million aggregate liquidation preference of 3.75% Series M Preferred Units of limited partnership interest of the Operating Partnership. In July 2015, we acquired less than 1.0% of additional interest in the Stonehenge Portfolio for a net purchase price of $1.1 million.

(9)
In August 2015, we sold an 80% interest in 131-137 Spring Street. These properties, which were previously wholly-owned, were accounted for in the consolidated financial statements. See Note 4, "Properties Held for Sale and Property Dispositions."

Acquisition, Development and Construction Arrangements
Based on the characteristics of the following arrangements, which are similar to those of an investment, combined with the expected residual profit of not greater than 50%, we have accounted for these debt and preferred equity investments under the equity method. As of September 30, 2015 and December 31, 2014, the carrying value for acquisition, development and construction arrangements were as follows (in thousands):

Loan Type	September 30, 2015	December 31, 2014	Initial Maturity Date
Mezzanine loan and preferred equity	$99,856	$99,629	March 2016
Mezzanine loan(1)	45,907	46,246	February 2022
	$145,763	$145,875
____________________________________________________________________

(1)
We have an option to convert our loan to equity interest subject to certain conditions. In addition, we have determined that our option to convert the loan to equity is not a derivative financial instrument pursuant to Generally Accepted Accounting Principles, or GAAP. As such, the embedded feature is not required to be bifurcated and the fair value accounting for the embedded feature at each reporting date is not applicable.

Sale of Joint Venture Interest or Property
The following table summarizes the investments in unconsolidated joint ventures sold during the nine months ended September 30, 2015:

Property	Ownership Percentage	Disposition Date	Type of Sale	Gross Asset Valuation (in millions)(1)	Gain (Loss) on Sale (in millions)(2)
The Meadows	50.00%	August 2015	Property	$121.1	$(1.6)
315 West 36th Street	35.50%	September 2015	Ownership Interest	115.0	16.3
___________________________________________________________________

(1)	Represents implied gross valuation of the property.

(2)
Represents our share of the gain or loss. The gain on sale for 315 West 36th Street is net of employee compensation awards accrued in connection with the realization of this investment gain as a bonus to certain employees that were instrumental in realizing the gain on sale.

Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. However, in certain cases we have provided guarantees or master leases for tenant space. These guarantees and master leases terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The first mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases at September 30, 2015 and December 31, 2014, respectively, are as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2015	December 31, 2014
Fixed Rate Debt:
7 Renaissance	December 2015	10.00%	$2,927	$2,147
11 West 34th Street	January 2016	4.82%	16,671	16,905
280 Park Avenue	June 2016	6.57%	694,846	700,171
1745 Broadway	January 2017	5.68%	340,000	340,000
Jericho Plaza(2)	May 2017	5.65%	163,750	163,750
800 Third Avenue	August 2017	6.00%	20,910	20,910
521 Fifth Avenue	November 2019	3.73%	170,000	170,000

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Property	Maturity Date	Interest Rate(1)	September 30, 2015	December 31, 2014
717 Fifth Avenue(3)	July 2022	4.45%	300,000	300,000
21 East 66th Street	April 2023	3.60%	12,000	12,000
717 Fifth Avenue(3)	July 2024	9.00%	322,769	314,381
3 Columbus Circle(4)	March 2025	3.61%	350,000	—
Stonehenge Portfolio(5)	Various	4.18%	433,031	—
315 West 36th Street(6)			—	25,000
Total fixed rate debt			$2,826,904	$2,065,264

Floating Rate Debt:
1552 Broadway(7)	April 2016	4.32%	188,409	184,210
Other loan payable	June 2016	1.09%	30,000	30,000
650 Fifth Avenue(8)	October 2016	3.70%	65,000	65,000
175-225 Third Street	December 2016	4.25%	40,000	40,000
10 East 53rd Street	February 2017	2.70%	125,000	125,000
724 Fifth Avenue	April 2017	2.62%	275,000	275,000
33 Beekman(9)	August 2017	2.94%	71,378	52,283
600 Lexington Avenue	October 2017	2.29%	113,786	116,740
55 West 46th Street(10)	October 2017	2.50%	150,000	150,000
Stonehenge Portfolio	December 2017	3.25%	10,500	—
121 Greene Street	November 2019	1.70%	15,000	15,000
131-137 Spring Street	August 2020	1.75%	141,000	—
100 Park Avenue	February 2021	1.95%	360,000	360,000
21 East 66th Street	June 2033	3.00%	1,825	1,883
3 Columbus Circle(4)			—	230,974
The Meadows(11)			—	67,350
Total floating rate debt			$1,586,898	$1,713,440
Total joint venture mortgages and other loans payable			$4,413,802	$3,778,704
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2015, taking into account interest rate hedges in effect during the period.

(2)	This loan is in default as of June 30, 2015 due to the non-payment of debt service.

(3)
These loans are comprised of a $300.0 million fixed rate mortgage loan and $290.0 million mezzanine loan. The mezzanine loan is subject to accretion based on the difference between contractual interest rate and contractual pay rate.

(4)	In March 2015, the joint venture refinanced the previous mortgage and incurred a net loss on early extinguishment of debt of $0.8 million.

(5)
Amount is comprised of $13.4 million, $55.8 million, $35.0 million, $7.4 million, $142.1 million, and $179.4 million in fixed-rate mortgages that mature in July 2016, June 2017, November 2017, February 2018, August 2019, and June 2024, respectively.

(6)	In July 2015, the joint venture refinanced the previous mortgage. In September 2015, the interest in the property was sold for a gross asset valuation of $115.0 million.

(7)
These loans are comprised of a $150.0 million mortgage loan and a $41.5 million mezzanine loan. As of September 30, 2015, $1.7 million of the mortgage loan and $1.4 million of the mezzanine loan was unfunded.

(8)	This loan has a committed amount of $97.0 million, of which $32.0 million was unfunded as of September 30, 2015.

(9)
This loan has a committed amount of $75.0 million, of which $18.4 million is recourse to us. Our partner has indemnified us for its pro rata share of the recourse guarantee. A portion of the guarantee terminates upon the joint venture reaching certain milestones. We believe it is unlikely that we will be required to perform under this guarantee.

(10)	This loan has a committed amount of $190.0 million, of which $40.0 million was unfunded as of September 30, 2015.

(11)	In August 2015, these properties were sold and the debt was repaid.
We act as the operating partner and day-to-day manager for all our joint ventures, except for 800 Third Avenue, Jericho Plaza, 280 Park Avenue, 3 Columbus Circle, 21 East 66th Street, 175-225 Third Street and the Stonehenge Portfolio. We are entitled to receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We earned $1.9 million, $6.8 million, $3.8 million and $15.0 million from these services for the three and nine months ended September 30, 2015 and 2014, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

The combined balance sheets for the unconsolidated joint ventures, at September 30, 2015 and December 31, 2014, are as follows (in thousands):

	September 30, 2015	December 31, 2014
Assets
Commercial real estate property, net	$6,282,267	$5,275,632
Other assets	906,955	810,567
Total assets	$7,189,222	$6,086,199
Liabilities and members' equity
Mortgages and other loans payable	$4,413,802	$3,778,704
Other liabilities	501,637	485,572
Members' equity	2,273,783	1,821,923
Total liabilities and members' equity	$7,189,222	$6,086,199
Company's investments in unconsolidated joint ventures	$1,239,008	$1,172,020
The combined statements of income for the unconsolidated joint ventures, from acquisition date through the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Total revenues	$150,638	$114,831	$423,089	$406,464
Operating expenses	27,647	18,530	79,478	63,575
Ground rent	4,677	2,638	9,841	7,295
Real estate taxes	23,494	15,867	65,205	48,209
Interest expense, net of interest income	51,430	40,885	147,152	137,949
Amortization of deferred financing costs	3,473	2,837	9,628	9,496
Transaction related costs	604	501	615	565
Depreciation and amortization	38,144	28,324	109,022	107,786
Total expenses	149,469	109,582	420,941	374,875
Loss on early extinguishment of debt	(248)	—	(1,081)	(6,743)
Net income before gain on sale	$921	$5,249	$1,067	$24,846
Company's equity in net income from unconsolidated joint ventures	$3,627	$6,034	$10,651	$20,781
7. Deferred Costs
Deferred costs at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Deferred leasing	$405,278	$385,555
Deferred financing	211,552	193,776
	616,830	579,331
Less accumulated amortization	(273,894)	(251,369)
Deferred costs, net	$342,936	$327,962

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

8. Mortgages and Other Loans Payable
The first mortgages and other loans payable collateralized by the respective properties and assignment of leases at September 30, 2015 and December 31, 2014, respectively, were as follows (amounts in thousands):

Property	Maturity Date	Interest Rate(1)	September 30, 2015	December 31, 2014
Fixed Rate Debt:
FHLB Facility	October 2015(2)	0.46%	$1,000	$—
500 West Putnam Avenue	January 2016	5.52%	22,527	22,968
Landmark Square	December 2016	4.00%	79,995	81,269
485 Lexington Avenue	February 2017	5.61%	450,000	450,000
762 Madison Avenue(3)	February 2017	3.86%	7,916	8,045
885 Third Avenue	July 2017	6.26%	267,650	267,650
1745 Broadway	June 2018	4.81%	16,000	16,000
388-390 Greenwich Street(4)	June 2018	3.25%	1,004,000	1,004,000
One Madison Avenue	May 2020	5.91%	548,699	565,742
100 Church Street	July 2022	4.68%	226,000	228,612
919 Third Avenue(5)	June 2023	5.12%	500,000	500,000
400 East 57th Street	February 2024	4.13%	67,962	68,896
400 East 58th Street	February 2024	4.13%	29,126	29,527
420 Lexington Avenue	October 2024	3.99%	300,000	300,000
1515 Broadway	March 2025	3.93%	900,000	900,000
11 Madison Avenue	September 2025	3.84%	1,400,000	—
Series J Preferred Units(6)	April 2051	3.75%	4,000	4,000
711 Third Avenue(7)			—	120,000
120 West 45th Street(8)			—	170,000
Total fixed rate debt			$5,824,875	$4,736,709
Floating Rate Debt:
Master Repurchase Agreement	June 2016	3.35%	285,508	100,000
FHLB Facility	June 2016	0.53%	5,000	—
388-390 Greenwich Street(4)	June 2018	1.94%	446,000	446,000
248-252 Bedford Avenue	June 2019	1.70%	29,000	29,000
220 East 42nd Street	October 2020	1.80%	275,000	275,000
180 Maiden Lane(9)			—	253,942
Total floating rate debt			$1,040,508	$1,103,942
Total fixed rate and floating rate debt			$6,865,383	$5,840,651
Mortgages reclassed to liabilities related to assets held for sale			—	(253,942)
Total mortgages and other loans payable			$6,865,383	$5,586,709
____________________________________________________________________

(1)	Effective weighted average interest rate for the three months ended September 30, 2015, taking into account interest rate hedges in effect during the period.

(2)	In October 2015, the maturity date was extended to April 2016.

(3)	In February 2015, we entered into a new swap agreement with a fixed interest rate of 3.86% per annum, which replaced the previous swap agreement with a fixed interest rate of 3.75% per annum.

(4)
In connection with the acquisition of our joint venture partner's interest, we assumed the existing derivative instruments, which swapped $504.0 million of the mortgage to a fixed rate mortgage which bears interest at 3.80% per annum. In October 2014, we entered into multiple swap agreements to hedge our interest rate exposure on the additional $500.0 million portion of this mortgage, which was swapped to a fixed rate of 2.69% per annum. Including the as-of right extension option, this loan matures in June 2021.

(5)	We own a 51.0% controlling interest in the joint venture that is the borrower on this loan.

(6)
In connection with the acquisition of a commercial real estate property, the Operating Partnership issued $4.0 million, or 4,000, 3.75% Series J Preferred Units of limited partnership interest, or the Series J Preferred Units, with a mandatory liquidation preference of $1,000.00 per unit. The Series J Preferred

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Units are accounted for as debt because they can be redeemed in cash by the Operating Partnership on the earlier of (i) the date of the sale of the property or (ii) April 30, 2051 or at the option of the unitholders as further prescribed in the related agreement.

(7)	In March 2015, we repaid the mortgage.

(8)	This property was sold in September 2015 and all obligations related to the property accruing on and after the closing date were assumed by the purchaser.

(9)
This property was held for sale at December 31, 2014 and the related mortgage is included in liabilities related to assets held for sale. In January 2015, the property was sold and the debt was repaid.

Federal Home Loan Bank of New York Facility

During the third quarter of 2015, the Company’s wholly-owned subsidiary, Belmont Insurance Company ("Belmont"), a New York licensed captive insurance company, became a member of the Federal Home Loan Bank of New York ("FHLBNY"). As a member, Belmont may borrow funds from the FHLBNY in the form of secured advances. As of September 30, 2015, we had $6.0 million in outstanding secured advances with a weighted average borrowing rate of 0.52%.

Master Repurchase Agreement

The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. In September 30, 2015 we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we will be required to pay monthly in arrears a 25 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. We seek to mitigate risks associated with our repurchase agreement by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity, and are not limited to collateral-specific credit marks. To monitor credit risk associated with our debt investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to recollateralize the facility with additional assets from our portfolio of debt investments, our ability to satisfy margin calls with cash or cash equivalents and access to additional liquidity through the 2012 Credit Facility.
At September 30, 2015 and December 31, 2014, the gross book value of the properties and debt and preferred equity investments collateralizing the mortgages and other loans payable was approximately $10.5 billion and $8.2 billion, respectively.
9. Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility entered into by the Company in November 2012, or the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
In January 2015, we amended the 2012 credit facility by entering into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020.
In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million.
In March 2014, we entered into an amendment to the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019.
As of September 30, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility, or the revolving credit facility, and an $933.0 million term loan, or the term loan facility. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At September 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2015, the facility fee was 25 basis points. As of September 30, 2015, we had $81.2 million of outstanding letters of credit, $949.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $569.8 million under the 2012 credit facility.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2015 and December 31, 2014, respectively, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2015 Unpaid Principal Balance	September 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,284	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	318,035	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,793	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
March 26, 2007(5)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
June 27, 2005(2)(6)	—	—	7
	$1,310,316	$1,283,120	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.2732 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2015 and will remain exchangeable through September 30, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2015, $27.0 million remained to be amortized into the debt balance.

(4)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(5)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 5.7952 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

(6)	In April 2015, we redeemed the remaining outstanding debentures.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2015 and December 31, 2014, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Thereafter, the interest rate will float at 125 basis points over the three-month LIBOR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, 2012 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of September 30, 2015, including as-of-right extension options and put options, were as follows (in thousands):

	Scheduled Amortization	Principal Repayments	Revolving Credit Facility	Unsecured Term Loan	Trust Preferred Securities	Senior Unsecured Notes	Total	Joint Venture Debt
Remaining 2015	$7,716	$1,000	$—	$—	$—	$—	$8,716	$2,961
2016	47,360	390,819	—	—	—	255,308	693,487	534,036
2017	61,063	725,329	—	—	—	355,008	1,141,400	580,044
2018	64,462	16,000	—	—	—	250,000	330,462	2,196
2019	70,409	28,317	—	933,000	—	—	1,031,726	104,687
Thereafter	200,403	5,252,505	949,000	—	100,000	450,000	6,951,908	474,942
	$451,413	$6,413,970	$949,000	$933,000	$100,000	$1,310,316	$10,157,699	$1,698,866

Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest expense	$84,917	$83,158	$237,847	$238,285
Interest income	(776)	(782)	(2,153)	(1,861)
Interest expense, net	$84,141	$82,376	$235,694	$236,424
Interest capitalized	$7,327	$7,972	$23,496	$18,689
10. Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million for both the three months ended September 30, 2015 and 2014, and $2.9 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. We also recorded expenses of $5.7 million, $14.3 million, $5.9 million and $14.7 million for the three and nine months ended September 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Other
Amounts due from related parties at September 30, 2015 and December 31, 2014 consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Due from joint ventures	$1,343	$1,254
Other	9,746	10,481
Related party receivables	$11,089	$11,735
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
Common Units of Limited Partnership Interest in the Operating Partnership
As of September 30, 2015 and December 31, 2014, the noncontrolling interest unit holders owned 3.74%, or 3,874,750 units, and 3.92%, or 3,973,016 units, of the Operating Partnership, respectively. At September 30, 2015, 3,874,750 shares of SL Green's common stock were reserved for issuance upon redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of SL Green's common stock at the end of the reporting period.
Below is the rollforward analysis of the activity relating to the noncontrolling interests in the Operating Partnership as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Balance at beginning of period	$469,524	$265,476
Distributions	(7,017)	(7,849)
Issuance of common units	27,898	56,469
Redemption of common units	(41,605)	(31,653)
Net income	6,634	18,467
Accumulated other comprehensive income allocation	(349)	175
Fair value adjustment	(31,664)	168,439
Balance at end of period	$423,421	$469,524
Preferred Units of Limited Partnership Interest in the Operating Partnership
The Operating Partnership has 1,902,000 4.50% Series G Preferred Units of limited partnership interest, or the Series G Preferred Units outstanding, with a liquidation preference of $25.00 per unit, which were issued in January 2012 in conjunction with an acquisition. The Series G Preferred unitholders receive annual dividends of $1.125 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series G Preferred Units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $88.50. The common units of limited partnership interest in the Operating Partnership may be redeemed in exchange for SL Green's common stock on a 1-to-1 basis. The Series G Preferred Units also provide the holder with the right to require the Operating Partnership to repurchase the Series G Preferred Units for cash before January 31, 2022.
The Operating Partnership has 60 Series F Preferred Units outstanding with a mandatory liquidation preference of $1,000.00 per unit.
The Operating Partnership has authorized up to 700,000 3.50% Series K Preferred Units of limited partnership interest, or the Series K Preferred Units, with a liquidation preference of $25.00 per unit. In August 2014, the Company issued 563,954 Series K Preferred Units in conjunction with an acquisition. The Series K Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series K Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $134.67.
The Operating Partnership has authorized up to 500,000 4.00% Series L Preferred Units of limited partnership interest, or the Series L Preferred Units, with a liquidation preference of $25.00 per unit. In August 2014, the Company issued 378,634 Series L Preferred Units in conjunction with an acquisition. The Series L Preferred unitholders receive annual dividends of $1.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series L Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

The Operating Partnership has authorized up to 1,600,000 3.75% Series M Preferred Units of limited partnership interest, or the Series M Preferred Units, with a liquidation preference of $25.00 per unit. In February 2015, the Company issued 1,600,000 Series M Preferred Units in conjunction with the acquisition of ownership interests in and relating to certain residential and retail real estate properties. The Series M Preferred unitholders receive annual dividends of $0.9375 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series M Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
The Operating Partnership has authorized up to 552,303 3.00% Series N Preferred Units of limited partnership interest, or the Series N Preferred Units, with a liquidation preference of $25.00 per unit. In June 2015, the Company issued 552,303 Series N Preferred Units in conjunction with an acquisition. The Series N Preferred unitholders receive annual dividends of $0.75 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series N Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
The Operating Partnership has authorized an aggregate of one 6.25% Series O Preferred Unit of limited partnership interest, or the Series O Preferred Unit. In June 2015, the Company issued the Series O Preferred Unit in connection with an acquisition.
The Operating Partnership has authorized up to 200,000 4.00% Series P Preferred Units of limited partnership interest, or the Series P Preferred Units, with a liquidation preference of $25.00 per unit. In July 2015, the Company issued 200,000 Series P Preferred Units in conjunction with an acquisition. The Series P Preferred unitholders receive annual dividends of $1.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series P Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
The Operating Partnership has authorized up to 268,000 3.50% Series Q Preferred Units of limited partnership interest, or the Series Q Preferred Units, with a liquidation preference of $25.00 per unit. In July 2015, the Company issued 268,000 Series Q Preferred Units in conjunction with an acquisition. The Series Q Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series Q Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $148.95.
The Operating Partnership has authorized up to 400,000 3.50% Series R Preferred Units of limited partnership interest, or the Series R Preferred Units, with a liquidation preference of $25.00 per unit. In August 2015, the Company issued 400,000 Series R Preferred Units in conjunction with an acquisition. The Series R Preferred unitholders receive annual dividends of $0.875 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series R Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) $154.89.
The Operating Partnership has authorized up to 1,077,280 4.00% Series S Preferred Units of limited partnership interest, or the Series S Preferred Units, with a liquidation preference of $25.00 per unit. In August 2015, the Company issued 1,077,280 Series S Preferred Units in conjunction with an acquisition. The Series S Preferred unitholders receive annual dividends of $1.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Series S Preferred Units can be redeemed at any time at par for cash at the option of the unitholder.
Through a consolidated subsidiary, we have authorized up to 109,161 3.5% Series A Preferred Units of limited partnership interest, or the Greene Series A Preferred Units, with a liquidation preference of $1,000.00 per unit. In August 2015, the Company issued 109,161 Greene Series A Preferred Units in conjunction with an acquisition. The Greene Series A Preferred unitholders receive annual dividends of $35.00 per unit paid on a quarterly basis and dividends are cumulative, subject to certain provisions. The Greene Series A Preferred Units can be redeemed at any time, at the option of the unitholder, either for cash or are convertible on a one-for-one basis, into the Series B Preferred Units of limited partnership interest, or the Greene Series B Preferred Units. The Greene Series B Preferred Units can be converted at any time, at the option of the unitholder, into a number of common stock equal to 6.71348 shares of common stock for each Greene Series B Preferred Unit. As of September 30, 2015, no Greene Series B Preferred Units have been issued.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Below is the rollforward analysis of the activity relating to the preferred units in the Operating Partnership as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Balance at beginning of period	$71,115	$49,550
Issuance of preferred units	211,601	23,565
Redemption of preferred units	(200)	(2,000)
Balance at end of period	$282,516	$71,115
12. Stockholders’ Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2015, 99,659,376 shares of common stock and no shares of excess stock were issued and outstanding.
At-The-Market Equity Offering Program
In June 2014, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the three months ended March 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM Program. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the nine months ended September 30, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. As of September 30, 2015, $288.0 million remained available for issuance of common stock under the new ATM program.
Perpetual Preferred Stock
We have 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series I Preferred stockholders receive annual dividends of $1.625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. We are entitled to redeem the Series I Preferred Stock at par for cash at our option on or after August 10, 2017. In August 2012, we received $221.9 million in net proceeds from the issuance of the Series I Preferred Stock, which were recorded net of underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 9,200,000 units of 6.50% Series I Cumulative Redeemable Preferred Units of limited partnership interest, or the Series I Preferred Units.
Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
During the nine months ended September 30, 2015, the Company issued 775,529 shares of SL Green's common stock and received net proceeds of $99.5 million of proceeds from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Earnings per Share
SL Green's earnings per share for the three and nine months ended September 30, 2015 and 2014 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2015	2014	2015	2014
Basic Earnings:
Income attributable to SL Green common stockholders	$163,658	$64,688	$167,829	$446,319
Effect of Dilutive Securities:
Redemption of units to common shares	6,468	2,636	6,634	16,010
Diluted Earnings:
Income attributable to SL Green common stockholders	$170,126	$67,324	$174,463	$462,329

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2015	2014	2015	2014
Basic Shares:
Weighted average common stock outstanding	99,621	95,734	99,205	95,437
Effect of Dilutive Securities:
Redemption of units to common shares	3,901	3,585	3,924	3,423
Stock-based compensation plans	407	387	480	462
Diluted weighted average common stock outstanding	103,929	99,706	103,609	99,322
SL Green has excluded 263,236, 233,586, 231,970 and 769,790 common stock equivalents from the diluted shares outstanding for the three and nine months ended September 30, 2015 and 2014, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership and at September 30, 2015 owned 99,659,376 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.
Limited Partner Units
As of September 30, 2015, limited partners other than SL Green owned 3.74%, or 3,874,750 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company’s Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2015 and 2014 are computed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Numerator	2015	2014	2015	2014
Basic and Diluted Earnings:
Income attributable to SLGOP common unitholders	$170,125	$67,324	$174,463	$462,329

	Three Months Ended September 30,		Nine Months Ended September 30,
Denominator	2015	2014	2015	2014
Basic units:
Weighted average common units outstanding	103,522	99,319	103,129	98,860
Effect of Dilutive Securities:
Stock-based compensation plans	407	387	480	462
Diluted weighted average common units outstanding	103,929	99,706	103,609	99,322
The Operating Partnership has excluded 263,236, 233,586, 231,970 and 769,790 common unit equivalents from the diluted units outstanding for the three and nine months ended September 30, 2015 and 2014, respectively, as they were anti-dilutive.
14. Share-based Compensation
We have stock-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
Third Amended and Restated 2005 Stock Option and Incentive Plan

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 2.76 fungible units per share subject to such award (2) stock options, stock appreciation rights and other awards that do not deliver full value and expire five years from the date of grant counting as 0.77 fungible units per share subject to such award and (3) all other awards (e.g., ten-year stock options) counting as 1.0 fungible units per share subject to such award. Awards granted under the 2005 Plan prior to the approval of the second amendment and restatement in June 2010 and third amendment and restatement in June 2013 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the 2005 Plan may result in the issuance of more or less than 17,130,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of SL Green's common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's board of directors, new awards may be granted under the 2005 Plan until June 13, 2023, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of September 30, 2015, 1.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
Options are granted under the plan at the fair market value on the date of grant and, subject to employment, generally expire five or ten years from the date of grant, are not transferable other than on death, and generally vest in one to five years commencing one year from the date of grant.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the nine months ended September 30, 2015 and year ended December 31, 2014.

	September 30, 2015	December 31, 2014
Dividend yield	1.74%	1.60%
Expected life of option	3.5 years	3.6 years
Risk-free interest rate	1.17%	1.29%
Expected stock price volatility	34.59%	33.97%
A summary of the status of the Company's stock options as of September 30, 2015 and December 31, 2014 and changes during the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	September 30, 2015		December 31, 2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	1,462,726	$87.98	1,765,034	$83.24
Granted	40,500	117.50	102,050	119.12
Exercised	(170,035)	75.33	(348,156)	72.76
Lapsed or cancelled	(30,417)	98.41	(56,202)	90.03
Balance at end of period	1,302,774	$90.30	1,462,726	$87.98
Options exercisable at end of period	594,624	$88.44	428,951	$90.32
Weighted average fair value of options granted during the period	$1,112,152		$2,841,678
All options were granted with strike prices ranging from $20.67 to $137.18. The remaining weighted average contractual life of the options outstanding was 3.57 years and the remaining average contractual life of the options exercisable was 3.36 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

During the three and nine months ended September 30, 2015 and 2014, we recognized $1.9 million, $5.8 million. $2.0 million and $6.0 million of compensation expense, respectively, for these options. As of September 30, 2015, there was $8.8 million of total unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted average period of three years.
Stock-based Compensation
Effective January 1, 1999, the Company implemented a deferred compensation plan, or the Deferred Plan, where shares issued under the Deferred Plan were granted to certain employees, including our executives and vesting will occur annually upon the completion of a service period or our meeting established financial performance criteria. Annual vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of September 30, 2015 and December 31, 2014 and charges during the nine months ended September 30, 2015 and the year ended December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Balance at beginning of period	3,000,979	2,994,197
Granted	6,053	9,550
Cancelled	(3,717)	(2,768)
Balance at end of period	3,003,315	3,000,979
Vested during the period	87,081	75,043
Compensation expense recorded	$5,663,196	$9,658,019
Weighted average fair value of restricted stock granted during the period	$735,011	$1,141,675
The fair value of restricted stock that vested during the nine months ended September 30, 2015 and the year ended December 31, 2014 was $7.4 million and $5.5 million, respectively. As of September 30, 2015, there was $7.4 million of total unrecognized compensation cost related to unvested restricted stock, which is expected to be recognized over a weighted average period of 1.7 years.
For the three and nine months ended September 30, 2015 and 2014, $1.5 million, $4.9 million, $1.7 million and $5.2 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
We granted LTIP Units, which include bonus, time-based and performance based awards, with a fair value of $25.4 million and $33.2 million as of September 30, 2015 and December 31, 2014, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC 718. A third party consultant determined the fair value of the LTIP Units to have a discount from SL Green's common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of September 30, 2015, there was $4.6 million of total unrecognized compensation expense related to the time-based and performance based awards, which is expected to be recognized over a weighted average period of 1.0 year. During the three and nine months ended September 30, 2015 and 2014, we recorded compensation expense related to bonus, time-based and performance based awards of $2.7 million, $19.0 million, $3.4 million and $13.7 million, respectively.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from $15.0 million up to $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, $25.0 million of awards could be earned at any time after the beginning of the second year and an additional $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder vested on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $0.4 million and $2.3 million during the three and nine months ended September 30, 2014 related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan are subject to continued vesting requirements, with 50% of any awards earned vested on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are to be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) was amortized into earnings through the final vesting period. We recorded compensation expense of $0.6 million, $4.5 million, $1.7 million and $7.8 million during the three and nine months ended September 30, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. For each individual award, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn two-thirds (or an additional one-third) of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of September 30, 2015, will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.5 million and $4.4 million during the three and nine months ended September 30, 2015 related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.
During the nine months ended September 30, 2015, 8,644 phantom stock units were earned and 5,640 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.1 million, $1.8 million, $0.1 million and $1.5 million during the three and nine months ended September 30, 2015 and 2014 related to the Deferred Compensation Plan. As of September 30, 2015, there were 84,348 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2015, 85,317 shares of SL Green's common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Loss of the Company
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of September 30, 2015 (in thousands):

	Net unrealized (loss) gain on derivative instruments(1)	SL Green’s share of joint venture net unrealized (loss) gain on derivative instruments(2)	Unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2014	$(9,498)	$(95)	$2,613	$(6,980)
Other comprehensive loss before reclassifications	(14,918)	(2,393)	(351)	(17,662)
Amounts reclassified from accumulated other comprehensive income	7,908	913	—	8,821
Balance at September 30, 2015	$(16,508)	$(1,575)	$2,262	$(15,821)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $10.3 million and $11.8 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

16. Accumulated Other Comprehensive Loss of the Operating Partnership
The following tables set forth the changes in accumulated other comprehensive income (loss) by component as of September 30, 2015 (in thousands):

	Net unrealized (loss) gain on derivative instruments(1)	SLGOP’s share of joint venture net unrealized (loss) gain on derivative instruments(2)	Unrealized gain (loss) on marketable securities	Total
Balance at December 31, 2014	$(9,845)	$(100)	$2,689	$(7,256)
Other comprehensive loss before reclassifications	(15,537)	(2,486)	(337)	(18,360)
Amounts reclassified from accumulated other comprehensive income	8,221	949	—	9,170
Balance at September 30, 2015	$(17,161)	$(1,637)	$2,352	$(16,446)
____________________________________________________________________

(1)
Amount reclassified from accumulated other comprehensive income (loss) is included in interest expense in the respective consolidated statements of operations. As of September 30, 2015 and December 31, 2014, the deferred net losses from these terminated hedges, which is included in accumulated other comprehensive loss relating to net unrealized loss on derivative instrument, was $10.7 million and $12.2 million, respectively.

(2)	Amount reclassified from accumulated other comprehensive income (loss) is included in equity in net income from unconsolidated joint ventures in the respective consolidated statements of operations.
17. Fair Value Measurements
We are required to disclose fair value information with regard to our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consist of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
The following tables set forth the assets and liabilities that we measure at fair value on a recurring and non-recurring basis by their levels in the fair value hierarchy at September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$46,432	$4,115	$42,317	$—
Interest rate cap and swap agreements (included in other assets)	$7	$—	$7	$—
Liabilities:
Interest rate cap swap agreements (included in accrued interest payable and other liabilities)	$18,019	$—	$18,019	$—

	December 31, 2014
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities	$39,429	$4,332	$35,097	$—
Interest rate swap agreements (included in other assets)	$2,174	$—	$2,174	$—
Liabilities:
Interest rate swap agreements (included in accrued interest payable and other liabilities)	$14,728	$—	$14,728	$—
We determine other than temporary impairment in real estate investments and debt and preferred equity investments, including intangibles utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as Level 3 inputs.
The marketable securities classified as Level 1 were derived from quoted prices in active markets. The valuation technique used to measure the fair value of the marketable securities classified as Level 2 were valued based on quoted market prices or model driven valuations using the significant inputs derived from or corroborated by observable market data. Marketable securities in an unrealized loss position are not considered to be other than temporarily impaired. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, debt and preferred equity investments, mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported in our consolidated balance sheets approximates fair value due to the short term nature of these instruments. The fair value of debt and preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value

Debt and preferred equity investments	$1,501,619	(1)	$1,408,804	(1)

Fixed rate debt	$7,137,995	$7,610,830	$6,140,786	$6,565,236
Variable rate debt	2,992,508	3,015,758	2,291,943	2,315,952
	$10,130,503	$10,626,588	$8,432,729	$8,881,188
____________________________________________________________________

(1)
At September 30, 2015, debt and preferred equity investments had an estimated fair value ranging between $1.7 billion and $1.9 billion. At December 31, 2014, debt and preferred equity investments had an estimated fair value ranging between $1.5 billion and $1.8 billion.

Disclosure about fair value of financial instruments was based on pertinent information available to us as of September 30, 2015 and December 31, 2014. Although we are not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair value may differ significantly from the amounts presented herein.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

18. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, such as interest rate swaps, caps, collar and floors, to manage, or hedge interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheets at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments at September 30, 2015 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (amounts in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap - Sold	$504,000	4.750%	May 2014	May 2016	Other Liabilities	$—
Interest Rate Cap	504,000	4.750%	May 2014	May 2016	Other Assets	—
Interest Rate Cap	500,000	4.750%	October 2014	May 2016	Other Liabilities	—
Interest Rate Cap - Sold	500,000	4.750%	November 2014	May 2016	Other Assets	—
Interest Rate Cap	446,000	4.750%	October 2014	May 2016	Other Liabilities	—
Interest Rate Cap	263,426	6.000%	November 2013	November 2015	Other Liabilities	—
Interest Rate Swap	200,000	0.938%	October 2014	December 2017	Other Liabilities	(1,087)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(821)
Interest Rate Swap	150,000	0.940%	October 2014	December 2017	Other Liabilities	(821)
Interest Rate Swap	144,000	2.236%	December 2012	December 2017	Other Liabilities	(4,812)
Interest Rate Swap	86,400	1.948%	December 2012	December 2017	Other Liabilities	(2,345)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,522)
Interest Rate Swap	72,000	1.345%	December 2012	December 2017	Other Liabilities	(1,012)
Interest Rate Swap	72,000	2.310%	December 2012	December 2017	Other Liabilities	(2,522)
Interest Rate Swap	57,600	1.990%	December 2012	December 2017	Other Liabilities	(1,616)
Interest Rate Swap	30,000	2.295%	July 2010	June 2016	Other Liabilities	(415)
Interest Rate Swap	14,409	0.500%	January 2015	January 2017	Other Liabilities	(7)
Interest Rate Swap	8,018	0.852%	February 2015	February 2017	Other Liabilities	(39)
Interest Rate Cap	137,500	4.000%	September 2015	September 2017	Other Assets	7
						$(18,012)
During the three and nine months ended September 30, 2015, we recorded a gain on the changes in the fair value of $44,000 and $43,000 respectively, which is included in interest expense on the consolidated statements of operations. During the three and nine months ended September 30, 2014, we recorded a loss on the changes in the fair value of $7,000 and $49,000, respectively, which is included in interest expense on the consolidated statements of operations.
The Company has agreements with each of its derivative counterparties that contain a provision where if the Company either defaults or is capable of being declared in default on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of September 30, 2015, the fair value of derivatives in a net liability position including accrued interest but excluding any adjustment for nonperformance risk related to these agreements was $18.9 million. As of September 30, 2015, the Company has not posted any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $18.9 million at September 30, 2015.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Gains and losses on terminated hedges are included in the accumulated other comprehensive loss, and are recognized into earnings over the term of the related mortgage obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive loss will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $8.7 million of the current balance held in accumulated other comprehensive loss will be reclassified into interest expense and $1.0 million of the portion related to our share of joint venture accumulated other comprehensive loss will be reclassified into equity in net income from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the three months ended September 30, 2015 and 2014, respectively (in thousands):

	Amount of (Loss) Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Three Months Ended September 30,			Three Months Ended September 30,			Three Months Ended September 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swaps/Caps	$(6,921)	$1,761	Interest expense	$2,737	$1,826	Interest expense	$(31)	$1
Share of unconsolidated joint ventures' derivative instruments	(1,526)	291	Equity in net income from unconsolidated joint ventures	287	41	Equity in net income from unconsolidated joint ventures	(21)	—
	$(8,447)	$2,052		$3,024	$1,867		$(52)	$1
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the nine months ended September 30, 2015 and 2014, respectively (in thousands):

	Amount of (Loss) or Gain Recognized in Other Comprehensive Loss (Effective Portion)		Location of(Loss) Reclassified from Accumulated Other Comprehensive Loss into Income	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)		Location of (Loss) or Gain Recognized in Income on Derivative	Amount of (Loss) or Gain Recognized into Income (Ineffective Portion)
	Nine Months Ended September 30,			Nine Months Ended September 30,			Nine Months Ended September 30,
Derivative	2015	2014		2015	2014		2015	2014
Interest Rate Swaps/Caps	$(15,537)	$1,245	Interest expense	$8,221	$3,790	Interest expense	$(455)	$3
Share of unconsolidated joint ventures' derivative instruments	(2,486)	4,475	Equity in net income from unconsolidated joint ventures	949	1,870	Equity in net income from unconsolidated joint ventures	(21)	—
	$(18,023)	$5,720		$9,170	$5,660		$(476)	$3
19. Commitments and Contingencies
Legal Proceedings
As of September 30, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

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
Capital and Ground Leases Arrangements
During the three months ended September 30, 2015, we entered into a ground lease for the land and building located at 30 East 40th Street with a lease term ending in August 2114. Based on our evaluation of the arrangement under ASC 840, land was estimated to be approximately 63.6% of the fair market value of the property. The portion attributable to land was classified as operating lease and the remainder as a capital lease in the amount of $20.0 million.
The following is a schedule of future minimum lease payments under capital leases and non-cancellable operating leases with initial terms in excess of one year as of September 30, 2015 (in thousands):

	Capital lease	Non-cancellable operating leases
Remaining 2015	$560	$7,675
2016	2,266	30,816
2017	2,387	31,049
2018	2,387	31,049
2019	2,411	31,066
Thereafter	828,103	795,787
Total minimum lease payments	838,114	$927,442
Less amount representing interest	(796,943)
Capital lease obligations	$41,171
20. Segment Information
The Company is a REIT engaged in all aspects of property ownership and management including investment, leasing operations, capital improvements, development and redevelopment, financing, construction and maintenance in the New York Metropolitan area and have two reportable segments, real estate and debt and preferred equity. We evaluate real estate performance and allocate resources based on earnings contribution to income from continuing operations.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

Selected results of operations for the three and nine months ended September 30, 2015 and 2014, and selected asset information as of September 30, 2015 and December 31, 2014, regarding our operating segments are as follows (in thousands):

	Real Estate Segment	Debt and Preferred Equity Segment	Total Company
Total revenues
Three months ended:
September 30, 2015	$382,738	$49,328	$432,066
September 30, 2014	346,305	43,969	390,274
Nine months ended:
September 30, 2015	$1,100,851	$136,588	$1,237,439
September 30, 2014	995,584	137,767	1,133,351
(Loss) income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate and purchase price fair value adjustment
Three months ended:
September 30, 2015	$(22,486)	$43,480	$20,994
September 30, 2014	(10,542)	38,098	27,556
Nine months ended:
September 30, 2015	$(81,405)	$114,677	$33,272
September 30, 2014	13,148	117,673	130,821
Total assets
As of:
September 30, 2015	$17,966,608	$1,523,961	$19,490,569
December 31, 2014	15,671,662	1,424,925	17,096,587
Income from continuing operations represents total revenues less total expenses for the real estate segment and total investment income less allocated interest expense for the debt and preferred equity segment. Interest costs for the debt and preferred equity segment are imputed assuming the portfolio is 100% leveraged by our 2012 revolving credit facility and corporate borrowing cost. We also allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. We do not allocate marketing, general and administrative expenses (totaling $23.5 million, $72.1 million, $22.6 million and $69.8 million for the three and nine months ended September 30, 2015 and 2014, respectively) to the debt and preferred equity segment since we base performance on the individual segments prior to allocating marketing, general and administrative expenses. All other expenses, except interest, relate entirely to the real estate assets.
There were no transactions between the above two segments.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
September 30, 2015
(unaudited)

The table below reconciles income from continuing operations to net income for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations before equity in net gain on sale of interest in unconsolidated joint venture/real estate, purchase price fair value adjustment, gain on sale of real estate and purchase price fair value adjustment	$20,994	$27,556	$33,272	$130,821
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,281	16,496	16,050	122,580
Purchase price fair value adjustment	—	(4,000)	—	67,446
Gain on sale of real estate	159,704	—	159,704	—
Depreciable real estate reserves	(19,226)	—	(19,226)	—
Income from continuing operations	176,753	40,052	189,800	320,847
Net income from discontinued operations	—	4,035	427	15,449
Gain on sale of discontinued operations	—	29,507	12,983	144,242
Net income	$176,753	$73,594	$203,210	$480,538

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., an S&P 500 Company, which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, with in-house capabilities in property management, acquisitions and dispositions, financing, development and redevelopment, construction and leasing. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Reckson Associates Realty Corp., or Reckson, and Reckson Operating Partnership, L.P. or ROP, are wholly-owned subsidiaries of the Operating Partnership.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in this Quarterly Report on Form 10-Q and in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
As of September 30, 2015, we owned the following interests in commercial and residential properties in the New York Metropolitan area, primarily in midtown Manhattan. Our investments in the New York Metropolitan area also include investments in Brooklyn, Long Island, Westchester County, Connecticut and New Jersey, which are collectively known as the Suburban properties:

			Consolidated			Unconsolidated		Total
Location	Type		Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Occupancy(1)
Commercial:
Manhattan	Office		26		20,700,091	6	3,328,496	32	24,028,587	94.5%
	Retail		9	(3)	408,993	9	347,970	18	756,963	91.2%
	Development/Redevelopment	(2)	5		72,962	4	1,952,782	9	2,025,744	53.8%
	Fee Interest		2		783,530	—	—	2	783,530	100.0%
			42		21,965,576	19	5,629,248	61	27,594,824	91.5%
Suburban	Office		28		4,450,400	3	705,641	31	5,156,041	80.1%
	Retail		1		52,000	—	—	1	52,000	100.0%
	Development/Redevelopment		1		1,000	1	—	2	1,000	100.0%
			30		4,503,400	4	705,641	34	5,209,041	80.3%
Total commercial properties			72		26,468,976	23	6,334,889	95	32,803,865	89.8%
Residential:
Manhattan	Residential		4	(3)	762,587	18	2,210,233	22	2,972,820	94.6%
Suburban	Residential		1		66,611	—	—	1	66,611	95.8%
Total residential properties			5		829,198	18	2,210,233	23	3,039,431	94.6%
Total portfolio			77		27,298,174	41	8,545,122	118	35,843,296	90.2%
____________________________________________________________________

(1)
The weighted average occupancy for commercial properties represents the total occupied square feet divided by total available rentable square feet. The weighted average occupancy for residential properties represents the total occupied units divided by total available units.

(2)	Includes two Manhattan redevelopment properties and two suburban office properties held for sale as of September 30, 2015.

(3)
As of September 30, 2015, we owned a building that was comprised of approximately 270,132 square feet of retail space and approximately 222,855 square feet of residential space. For the purpose of this report, we have included the building in the retail properties count and have bifurcated the square footage into the retail and residential components.

As of September 30, 2015, we also managed an approximately 336,201 square foot office building owned by a third party and held debt and preferred equity investments with a book value of $1.5 billion.
Critical Accounting Policies
Refer to the 2014 Annual Report on Form 10-K of the Company and the Operating Partnership for a discussion of our critical accounting policies, which include investment in commercial real estate properties, investment in unconsolidated joint ventures, revenue recognition, allowance for doubtful accounts, reserve for possible credit losses and derivative instruments. There have been no changes to these accounting policies during the three and nine months ended September 30, 2015.
Results of Operations
Comparison of the three months ended September 30, 2015 to the three months ended September 30, 2014
The following comparison for the three months ended September 30, 2015, or 2015, to the three months ended September 30, 2014, or 2014, makes reference to the following: (i) the effect of the “Same-Store Properties,” which represents all operating properties owned by us at January 1, 2014 and still owned by us in the same manner at September 30, 2015 and totaled 56 of our 77 consolidated operating properties, representing 70.9% of our share of annualized cash rent, (ii) the effect of the “Acquisition Properties,” which represents all properties or interests in properties acquired in 2015 and 2014 and all non-Same-Store Properties, including properties that are under development, redevelopment or deconsolidated during the period, and (iii) “Other,” which represents corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc. Any assets sold or held for sale prior to January 1, 2015 are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	$ Change	% Change

Rental revenue	$257.6	$247.3	$10.3	4.2%	$52.4	$35.0	$8.5	$9.0	$318.5	$291.3	$27.2	9.3%
Escalation and reimbursement	45.1	41.4	3.7	8.9%	2.3	1.1	0.9	1.3	48.3	43.8	4.5	10.3%
Investment income	—	—	—	—%	0.1	0.1	49.2	43.9	49.3	44.0	5.3	12.0%
Other income	4.8	1.4	3.4	242.9%	2.7	—	8.5	9.8	16.0	11.2	4.8	42.9%
Total revenues	307.5	290.1	17.4	6.0%	57.5	36.2	67.1	64.0	432.1	390.3	41.8	10.7%

Property operating expenses	135.0	124.8	10.2	8.2%	5.2	3.6	7.7	7.3	147.9	135.7	12.2	9.0%
Transaction related costs	—	(0.1)	0.1	(100.0)%	7.3	2.7	(1.5)	(0.2)	5.8	2.4	3.4	141.7%
Marketing, general and administrative	—	—	—	—%	—	—	23.5	22.6	23.5	22.6	0.9	4.0%
	135.0	124.7	10.3	8.3%	12.5	6.3	29.7	29.7	177.2	160.7	16.5	10.3%

Net operating income	$172.5	$165.4	$7.1	4.3%	$45.0	$29.9	$37.4	$34.3	$254.9	$229.6	$25.3	11.0%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(91.3)	(89.1)	(2.2)	2.5%
Depreciation and amortization									(146.2)	(94.4)	(51.8)	54.9%
Equity in net income from unconsolidated joint ventures									3.6	6.0	(2.4)	(40.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									15.3	16.5	(1.2)	(7.3)%
Purchase price fair value adjustment									—	(4.0)	4.0	(100.0)%
Gain on sale of real estate									159.7	—	159.7	100.0%
Depreciable real estate reserves									(19.2)	—	(19.2)	100.0%
Loss on early extinguishment of debt									—	(24.5)	24.5	(100.0)%
Income from continuing operation									176.8	40.1	136.7	340.9%
Net income from discontinued operations									—	4.0	(4.0)	(100.0)%
Gain on sale of discontinued operations									—	29.5	(29.5)	(100.0)%
Net income									$176.8	$73.6	$103.2	140.2%
Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired in 2014 and 2015 ($16.5 million) and an increase in occupancy at our Same-Store Properties ($10.3 million), partially offset by vacating the properties that comprise the One Vanderbilt development site ($4.5 million).

Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($4.0 million) at the Same-Store Properties attributable to an increase in the related real estate tax expense.
Occupancy in our Same-Store consolidated office operating properties increased to 93.7% at September 30, 2015 as compared to 91.7% at September 30, 2014. Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 96.6% at September 30, 2015 as compared to 94.7% at September 30, 2014. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 82.0% at September 30, 2015 as compared to 80.2% at September 30, 2014.
The following table presents a summary of the commenced leasing activity for the three months ended September 30, 2015 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the period	672,693
Sold Vacancies	(16,733)
Acquired Vacancies	692,970
Space which became available during the period(3)
• Office	165,876
• Retail	12,159
• Storage	750
	178,785
Total space available	1,527,715
Leased space commenced during the period:
• Office(4)	174,818	187,771	$69.70	$57.29	$56.08	4.9	9.1
• Retail	19,162	18,840	$185.74	$104.92	$165.45	5.8	12.7
• Storage	1,350	1,350	$25.00	$—	$—	—	12.1
Total leased space commenced	195,330	207,961	$79.92	$61.30	$65.62	4.9	9.5

Total available space at end of period	1,332,385

Early renewals
• Office	92,218	101,245	$69.54	$53.33	$8.59	1.5	5.3
• Retail	10,783	11,386	$79.04	$58.01	$—	1.0	7.4
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	103,001	112,631	$70.50	$53.80	$7.72	1.5	5.6

Total commenced leases, including replaced previous vacancy
• Office		289,016	$69.64	$55.57	$39.44	3.7	7.8
• Retail		30,226	$145.54	$82.15	$103.12	4.0	10.7
• Storage		1,350	$25.00	$—	$—	—	12.1
Total commenced leases		320,592	$76.61	$58.00	$45.28	3.7	8.1

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Space available at beginning of period	1,183,391
Sold Vacancies	(57,497)
Space which became available during the period(3)
• Office	144,617
• Retail	150
• Storage	—
	144,767
Total space available	1,270,661
Leased space commenced during the period:
• Office(5)	103,910	104,503	$33.93	$40.05	$40.40	6.5	8.2
• Retail	1,222	1,032	$47.00	$31.17	$7.50	1.0	2.8
• Storage	200	220	$18.00	$—	$—	—	1.0
Total leased space commenced	105,332	105,755	$34.02	$39.85	$39.99	6.4	8.1

Total available space at end of the period	1,165,329

Early renewals
• Office	39,121	35,712	$30.26	$29.76	$0.31	1.1	1.3
• Retail	—	—	$—	$—	$—	—	—
• Storage	—	—	$—	$—	$—	—	—
Total early renewals	39,121	35,712	$30.26	$29.76	$0.31	1.1	1.3

Total commenced leases, including replaced previous vacancy
• Office		140,215	$33.00	$35.48	$30.19	5.1	6.4
• Retail		1,032	$47.00	$31.17	$7.50	1.0	2.8
• Storage		220	$18.00	$—	$—	—	1.0
Total commenced leases		141,467	$33.07	$35.42	$29.97	5.1	6.4
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $71.15 per rentable square feet for 131,384 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $70.45 per rentable square feet for 232,629 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $36.34 per rentable square feet for 44,691 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $33.64 per rentable square feet for 80,403 rentable square feet.

At September 30, 2015, 1.6% and 4.9% of the office space leased at our consolidated Manhattan and Suburban operating properties, respectively, is expected to expire during the remainder of 2015. Based on our estimates at September 30, 2015, the current market asking rents on these expected 2015 lease expirations at our consolidated Manhattan operating properties are 15.4% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Manhattan operating properties are 13.0% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years. Based on our estimates at September 30, 2015, the current market asking rents on these expected 2015 lease expirations at our consolidated Suburban operating properties are 8.6% higher than the existing in-place fully escalated rents while the current market asking rents on all our consolidated Suburban operating properties are 7.0% higher than the existing in-place fully escalated rents on leases that are scheduled to expire in all future years.
Investment Income
Investment income increased primarily as a result of additional income recognized in connection with the early repayment of mortgage and mezzanine positions ($2.3 million) and the sale of a junior mortgage position ($1.2 million), and a higher weighted average investment balance compared to the same period in 2014, partially offset by a lower weighted average yield during the third quarter of 2015. For the three months ended September 30, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.6 billion and 10.1%, respectively, compared to $1.5 billion and 10.5%, respectively, for the same period in 2014. This increase was partially offset by the repayment of one of our mezzanine investments in 2014 which resulted in additional income ($0.8 million). As of September 30, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years.
Other Income
Other income increased primarily as a result of a tax benefit related to our taxable REIT subsidiary ($5.3 million), lease termination income earned at four of our same-store properties ($4.3 million) and a bankruptcy settlement received from a former tenant ($2.7 million), partially offset by lower contributions from Service Corporation ($4.0 million) and a promote income earned in connection with the sale of the joint venture property located at 180 Broadway in 2014 ($3.3 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($10.2 million) and the acquisition of 11 Madison Avenue ($2.1 million), partially offset by a decrease from vacating the properties that comprise the One Vanderbilt development site ($2.3 million). The increase in property operating expenses at the Same-Store Properties was mainly a result of higher real estate taxes ($5.1 million), professional fees ($2.0 million), and repairs and maintenance ($1.3 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the three months ended September 30, 2015 were $23.5 million, or 4.8% of total revenues including our share of joint venture revenues, and 44 basis points of total assets including our share of joint venture assets compared to $22.6 million, or 5.1% of total revenues including our share of joint venture revenues, and 50 basis points of total assets including our share of joint venture assets for the same period in 2014.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased primarily as a result of the acquisition of 11 Madison Avenue ($3.9 million), increased weighted average borrowings on the 2012 credit facility ($2.8 million) and the MRA ($1.0 million). This increase was partially offset by the repayment of the mortgages at 625 Madison Avenue ($2.2 million) and 125 Park Avenue ($1.4 million) during the fourth quarter of 2014 and 711 Third ($1.6 million) during the first quarter of 2015, and the redemption of a preferred equity investment which secured a loan during the fourth quarter of 2014 ($1.0 million). The weighted average consolidated debt balance outstanding increased from $8.7 billion for the three months ended September 30, 2014 to $9.4 billion for the three months ended September 30, 2015. The weighted average interest rate decreased from 4.12% for the three months ended September 30, 2014 to 3.76% for the three months ended September 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of accelerated depreciation expense at the site comprising the One Vanderbilt development project ($43.5 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Venture/Real Estate
During the three months ended September 30, 2015, we recognized a gain on sale associated with the sale of our joint venture interest at 315 West 36th Street ($16.3 million), partially offset by a loss on the sale of our joint venture interest at The Meadows ($1.6 million). During the three months ended September 30, 2014, we recognized a gain on sale associated with the sale of our joint venture interest at 180 Broadway ($16.5 million).
Purchase Price Fair Value Adjustment
The purchase price fair value adjustment for the three months ended September 30, 2014 was attributable to the ground tenancy position at 752 Madison Avenue.
Gain on Sale of Real Estate
During the three months ended September 30, 2015, we recognized a gain on sale associated with the sale of 120 West 45th Street ($58.6 million) and an 80% interest in 131-137 Spring Street ($101.1 million).
Depreciable Real Estate Reserves
During the three months ended September 30, 2015, we recorded a $19.2 million charge in connection with the expected sale of two of our properties.

Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the three months ended September 30, 2014 was attributable to the refinancing of the previous mortgage at 420 Lexington Avenue.
Discontinued Operations
Discontinued operations for the three months ended September 30, 2014 includes the gain recognized on the sale of 985-987 Third Avenue ($29.8 million) and the results of operations of these properties and other properties that were held for sale or sold as of September 30, 2014.
Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014
The following comparison for the nine months ended September 30, 2015, or 2015, to the nine months ended September 30, 2014, or 2014, makes reference to the following: (i) the effect of the Same-Store Properties, (ii) the effect of the Acquisition Properties and (iii) Other. Any assets sold or held for sale prior to January 1, 2015 are excluded from the income from continuing operations and from the following discussion.

	Same-Store				Acquisition		Other		Consolidated
(in millions)	2015	2014	$ Change	% Change	2015	2014	2015	2014	2015	2014	$ Change	% Change

Rental revenue	$767.5	$739.1	$28.4	3.8%	$131.7	$63.1	$26.8	$24.6	$926.0	$826.8	$99.2	12.0%
Escalation and reimbursement	124.3	113.8	10.5	9.2%	2.7	3.2	3.6	3.2	130.6	120.2	10.4	8.7%
Investment income	—	—	—	—%	0.4	0.2	136.2	137.6	136.6	137.8	(1.2)	(0.9)%
Other income	19.9	3.4	16.5	485.3%	6.8	0.2	17.5	45.0	44.2	48.6	(4.4)	(9.1)%
Total revenues	911.7	856.3	55.4	6.5%	141.6	66.7	184.1	210.4	1,237.4	1,133.4	104.0	9.2%

Property operating expenses	391.4	364.0	27.4	7.5%	9.8	11.4	21.9	19.6	423.1	395.0	28.1	7.1%
Transaction related costs	0.2	0.8	(0.6)	(75.0)%	7.7	3.5	2.1	2.2	10.0	6.5	3.5	53.8%
Marketing, general and administrative	—	—	—	—%	—	—	72.1	69.8	72.1	69.8	2.3	3.3%
	391.6	364.8	26.8	7.3%	17.5	14.9	96.1	91.6	505.2	471.3	33.9	7.2%

Net operating income	$520.1	$491.5	$28.6	5.8%	$124.1	$51.8	$88.0	$118.8	$732.2	$662.1	$70.1	10.6%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									(255.4)	(252.2)	(3.2)	1.3%
Depreciation and amortization									(454.1)	(274.3)	(179.8)	65.5%
Equity in net income from unconsolidated joint ventures									10.6	20.8	(10.2)	(49.0)%
Equity in net gain on sale of interest in unconsolidated joint venture/real estate									16.0	122.6	(106.6)	(86.9)%
Purchase price fair value adjustment									—	67.4	(67.4)	(100.0)%
Gain on sale of real estate									159.7	—	159.7	100.0%
Depreciable real estate reserves									(19.2)	—	(19.2)	100.0%
Loss on early extinguishment of debt									—	(25.5)	25.5	(100.0)%
Income from continuing operation									189.8	320.9	(131.1)	(40.9)%
Net income from discontinued operations									0.4	15.4	(15.0)	(97.4)%
Gain on sale of discontinued operations									13.0	144.2	(131.2)	(91.0)%
Net income									$203.2	$480.5	$(277.3)	(57.7)%

Rental, Escalation and Reimbursement Revenues
Rental revenues increased primarily as a result of the properties acquired in 2014 and 2015 ($77.2 million), which included the consolidation of 388-390 Greenwich Street ($55.6 million) in 2014, an increase in occupancy at our Same-Store Properties ($28.4 million) and an increase in occupancy for two properties that were placed into service ($6.8 million). This increase was partially offset by vacating the properties that comprise the One Vanderbilt development site ($14.0 million) and by lower income from development properties in 2014 ($5.3 million).
Escalation and reimbursement revenue increased primarily as a result of higher real estate tax recoveries ($10.1 million) at the Same-Store Properties mainly attributable to an increase in the related real estate tax expense, partially offset by vacating the properties that comprise the One Vanderbilt development site ($2.7 million).
Occupancy in our Same-Store consolidated office operating properties increased to 93.7% at September 30, 2015 as compared to 91.7% at September 30, 2014. Occupancy in our Same-Store Manhattan consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 96.6% at September 30, 2015 as compared to 94.7% at September 30, 2014. Occupancy for our Same-Store Suburban consolidated office operating portfolio, excluding leases signed but not yet commenced, increased to 82.0% at September 30, 2015 as compared to 80.2% at September 30, 2014.
The following table presents a summary of the commenced leasing activity for the nine months ended September 30, 2015 in our Manhattan and Suburban portfolio:

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Vacancy at beginning of year	1,030,205
Sold Vacancies	(16,733)
Properties placed in service	721,525
Space which became available during the year(3)
• Office	499,063
• Retail	18,503
• Storage	2,713
	520,279
Total space available	2,255,276
Leased space commenced during the year:
• Office(4)	841,184	902,968	$60.94	$52.57	$59.56	6.1	10.7
• Retail	74,492	72,282	$343.92	$222.99	$126.88	2.5	13.4
• Storage	7,215	7,731	$18.28	$—	$—	1.9	10.9
Total leased space commenced	922,891	982,981	$81.41	$61.81	$64.04	5.8	10.9

Total available space at end of year	1,332,385

Early renewals
• Office	242,732	259,787	$70.45	$59.35	$9.09	1.5	5.8
• Retail	83,138	81,531	$52.13	$43.01	$—	0.1	9.6
• Storage	993	1,055	$29.20	$28.75	$—	—	3.2
Total early renewals	326,863	342,373	$65.96	$55.37	$6.90	1.2	6.7

Total commenced leases, including replaced previous vacancy
• Office		1,162,755	$63.07	$55.00	$48.28	5.1	9.6
• Retail		153,813	$189.25	$87.26	$59.62	1.3	11.4
• Storage		8,786	$19.59	$28.75	$—	1.7	10
Total commenced leases		1,325,354	$77.42	$59.16	$49.28	4.6	9.8

	Useable SF	Rentable SF	New Cash Rent (per rentable SF) (1)	Prev. Escalated Rent (per rentable SF) (2)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Suburban
Vacancy at beginning of period	1,128,724
Sold Vacancies	(57,497)
Properties placed in service	64,510
Space which became available during the year(3)
• Office	398,151
• Retail	150
• Storage	3,972
	402,273
Total space available	1,538,010
Leased space commenced during the year:
• Office(5)	370,209	364,842	$31.47	$35.60	$33.89	6.7	8.5
• Retail	1,222	1,032	$47.00	$31.17	$7.50	1.0	2.8
• Storage	1,250	1,290	$15.94	$12.00	$—	—	5.9
Total leased space commenced	372,681	367,164	$31.46	$35.51	$33.69	6.6	8.5

Total available space at end of the year	1,165,329

Early renewals
• Office	154,605	151,951	$35.78	$35.79	$6.74	2.2	3.7
• Retail	—	—	$—	$—	$—	—	—
• Storage	125	125	$10.00	$10.00	$—	—	3.8
Total early renewals	154,730	152,076	$35.76	$35.77	$6.74	2.2	3.7

Total commenced leases, including replaced previous vacancy
• Office		516,793	$32.74	$35.70	$25.91	5.4	7.1
• Retail		1,032	$47.00	$31.17	$7.50	1.0	2.8
• Storage		1,415	$15.41	$11.57	$—	—	4.7
Total commenced leases		519,240	$32.72	$35.64	$25.80	5.3	5.2
____________________________________________________________________

(1)	Annual initial base rent.

(2)	Escalated rent is calculated as total annual income less electric charges.

(3)	Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.

(4)
Average starting office rent excluding new tenants replacing vacancies was $61.43 per rentable square feet for 463,339 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $64.67 per rentable square feet for 723,126 rentable square feet.

(5)
Average starting office rent excluding new tenants replacing vacancies was $34.20 per rentable square feet for 153,526 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $34.98 per rentable square feet for 305,477 rentable square feet.

Investment Income
Investment income decreased primarily as a result of additional income recognized on a mezzanine investment for which the underlying property was sold in June 2014 ($10.1 million) and a financing receivable which we began accruing interest on following the completion of the development of the underlying property ($5.3 million). This decrease was partially offset by the repayment of one of our debt investments in 2014 ($6.4 million), the early repayment of mortgage and mezzanine positions ($2.5 million) and the sale of a junior mortgage position ($1.2 million), and a higher invested balance during the first nine months of 2015. For the nine months ended September 30, 2015, the weighted average debt and preferred equity investment balance outstanding and weighted average yield were $1.6 billion and 10.2%, respectively, compared to $1.4 billion and 10.6%, respectively, for the same period in 2014. As of September 30, 2015, the debt and preferred equity investments had a weighted average term to maturity of 1.7 years.
Other Income

Other income decreased primarily as a result of promote income earned in connection with the sale of our joint venture interest in 747 Madison Avenue and 180 Broadway in 2014 ($13.6 million), incentive income received from a joint venture investment in 2014 ($7.6 million), a one-time fee earned in connection with the restructuring of one of our debt investments in 2014 ($5.7 million) and lower contributions from Service Corporation ($10.0 million). This decrease was partially offset by lease termination income earned at four of our same-store properties ($18.0 million), which included 919 Third Avenue ($12.5 million), a tax benefit related to our taxable REIT subsidiary ($5.3 Million), a non-recurring fee received from a current tenant ($3.5 million) in 2015, and a bankruptcy settlement received from a former tenant ($2.7 million).
Property Operating Expenses
Property operating expenses increased primarily as a result of higher operating expenses at the Same-Store Properties ($26.6 million), partially offset by a decrease from vacating the properties that comprise the One Vanderbilt development site ($7.9 million). The increase in property operating expenses at the Same-Store Properties was mainly a result of higher real estate taxes ($14.6 million), repairs and maintenance ($3.2 million), and professional fees ($2.7 million).
Marketing, General and Administrative Expenses
Marketing, general and administrative expenses for the nine months ended September 30, 2015 were $72.1 million, or 5.1% of total revenues including our share of joint venture revenues, and 68 basis points of total assets including our share of joint venture assets compared to $69.8 million, or 5.3% of total revenues including our share of joint venture revenues, and 74 basis points of total assets including our share of joint venture assets for the same period in 2014.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased primarily as a result of the acquisitions of our joint venture partner's interest and a new mortgage at 388-390 Greenwich Street ($16.7 million), increased borrowings on the 2012 credit facility ($8.1 million), and a new mortgage related to the acquisition of 11 Madison Avenue ($3.9 million). These increases were partially offset by decreases resulting from the capitalization of interest relating to properties under development ($5.8 million), the repayment of the mortgages at 625 Madison Avenue ($6.6 million) and 125 Park Avenue ($4.3 million) during the fourth quarter of 2014 and 711 Third ($3.2 million) in the first quarter of 2015, the repayment of 5.875% senior notes in August 2014 ($2.8 million), the redemption of a preferred equity investment which secured a loan ($3.1 million) during the fourth quarter of 2014, and decreased borrowings on our MRA ($1.2 million). The weighted average consolidated debt balance outstanding increased from $7.9 billion for the nine months ended September 30, 2014 to $8.7 billion for the nine months ended September 30, 2015. The weighted average interest rate decreased from 4.35% for the nine months ended September 30, 2014 to 3.85% for the nine months ended September 30, 2015.
Depreciation and Amortization
Depreciation and amortization increased primarily as a result of accelerated depreciation expense related to vacating the properties that comprise the One Vanderbilt development site ($141.7 million) and the consolidation of 388-390 Greenwich Street in 2014 ($31.2 million), partially offset by the write-off of certain tenant improvements and value for in-place leases associated with a former tenant in 2014 ($3.4 million).
Equity in Net Income from Unconsolidated Joint Ventures
Equity in net income from unconsolidated joint ventures decreased primarily as a result of lower net income contributions from 388-390 Greenwich ($7.5 million) as a result of our acquisition of our joint venture partner's interest in May 2014, a decrease in the capitalization of costs for 280 Park Avenue ($2.2 million), the refinancing and early prepayment of 3 Columbus Circle in the first quarter of 2015 ($3.0 million), the disposition of 180 Broadway in September 2014 ($1.6 million) and an increase in net loss recognized as a result of the acquisition of additional interests in 1745 Broadway in the fourth quarter of 2014 ($1.8 million). This decrease was partially offset by higher contributions from the debt and preferred equity investments that were originated during 2014 and have been accounted for as equity investments ($3.2 million), the net loss recognized in 2014 from the West Coast Office portfolio ($2.4 million), the refinancing and early prepayment in 2014 of 100 Park Avenue ($2.3 million) and an increase in occupancy at 600 Lexington Avenue ($1.3 million).
Equity in Net Gain on Sale of Interest in Unconsolidated Joint Ventures
During the nine months ended September 30, 2015, we recognized a gain on sale associated with the sale of our joint venture interest at 315 West 36th Street ($16.3 million), partially offset by a loss on the sale of our joint venture interest at The Meadows ($1.6 million). During the nine months ended September 30, 2014 we recognized gains on the sale of two properties included in the West Coast portfolio ($85.6 million), the sale of partnership interests in 21 West 34th Street ($20.9 million), the sale of the joint venture property at 180 Broadway ($16.5 million) and the sale of condominium units at 248 Bedford Avenue, Brooklyn ($1.6 million), partially offset by additional post closing costs related to the sale of our partnership interest in 27-29 West 34th Street ($1.9 million).

Purchase price fair value adjustment
The purchase price fair value adjustment for the nine months ended September 30, 2015 was attributable to the acquisition of our joint venture partner interest in 388-390 Greenwich Street.
Gain on Sale of Real Estate
During the nine months ended September 30, 2015, we recognized a gain on sale associated with the sale of 120 West 45th Street ($58.6 million) and an 80% interest in 131-137 Spring Street ($101.1 million).
Depreciable Real Estate Reserves
During the nine months ended September 30, 2015, we recorded a $19.2 million charge in connection with the expected sale of two of our properties.
Loss on Early Extinguishment of Debt
Loss on early extinguishment of debt for the nine months ended September 30, 2014 was attributable to the refinancing of the previous mortgage at 420 Lexington Avenue ($24.5 million) and at 248-252 Bedford Avenue ($0.5 million), and the early repayment of the mortgage at 16 Court Street, Brooklyn ($0.5 million).
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2015 includes the gain recognized on the sale of 180 Maiden Lane ($17.0 million) and the related results of operations. Discontinued operations for the nine months ended September 30, 2014 includes the gain recognized on the sale of 673 First Avenue ($117.8 million) and of 985-987 Third Avenue ($29.8 million), and the results of operations for 180 Maiden Lane, which was sold in 2015, and 2 Herald Square and 673 First Avenue, which were sold in 2014.
Reconciliation of Same-Store Operating Income to Net Operating Income
We present Same-Store net operating income, or Same-Store NOI, because we believe that this measure provides investors with useful information regarding the operating performance of properties that are comparable for the periods presented. We determine Same-Store net operating income by subtracting Same-Store property operating expenses and ground rent from Same-Store rental revenues and other income. Our method of calculation may be different from methods used by other REITs, and, accordingly, may not be comparable to such other REITs. None of these measures is an alternative to net income (determined in accordance with GAAP) and Same-Store performance should not be considered an alternative to GAAP net income performance.
For properties owned since January 1, 2014 and still owned and operated at September 30, 2015, Same-Store NOI is determined as follows (in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	$ Change	% Change	2015	2014	$ Change	% Change
Rental revenues	$302.7	$288.7	$14.0	4.8%	$891.8	$852.9	$38.9	4.6%
Other income	4.8	1.4	3.4	242.9%	19.9	3.4	16.5	100.0%
Total revenues	307.5	290.1	17.4	6.0%	911.7	856.3	55.4	6.5%
Property operating expenses	135.0	124.7	10.3	8.3%	391.6	364.8	26.8	7.3%
Operating income	172.5	165.4	7.1	4.3%	520.1	491.5	28.6	5.8%
Less: Non-building NOI	0.3	0.3	—	—%	0.9	(0.2)	1.1	(550.0)%
Same-Store NOI	$172.2	$165.1	$7.1	4.3%	$519.2	$491.7	$27.5	5.6%

Liquidity and Capital Resources
We currently expect that our principal sources of funds to meet our short-term and long-term liquidity requirements for working capital and funds for acquisition and development or redevelopment of properties, tenant improvements, leasing costs, repurchases or repayments of outstanding indebtedness (which may include exchangeable debt) and for debt and preferred equity investments will include:

(1)	Cash flow from operations;

(2)	Cash on hand;

(3)	Borrowings under the 2012 credit facility;

(4)	Other forms of secured or unsecured financing;

(5)	Net proceeds from divestitures of properties and redemptions, participations and dispositions of debt and preferred equity investments; and

(6)
Proceeds from common or preferred equity or debt offerings by the Company, the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and Trust preferred securities) or ROP.

Cash flow from operations is primarily dependent upon the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs. Additionally, we believe that our debt and preferred equity investment program will continue to serve as a source of operating cash flow.
The combined aggregate principal maturities of our property mortgages and other loans payable, corporate obligations and our share of joint venture debt, including as-of-right extension options, as of September 30, 2015 are as follows (in thousands):

	Remaining 2015	2016	2017	2018	2019	Thereafter	Total
Property mortgages and other loans	$8,716	$438,179	$786,392	$80,462	$98,726	$5,452,908	$6,865,383
MRA and FHLB facilities	1,000	285,508	—	—	—	—	286,508
Corporate obligations	—	255,308	355,008	250,000	933,000	1,499,000	3,292,316
Joint venture debt-our share	2,961	534,036	580,044	2,196	104,687	474,942	1,698,866
Total	$12,677	$1,513,031	$1,721,444	$332,658	$1,136,413	$7,426,850	$12,143,073

As of September 30, 2015, we had $290.8 million of consolidated cash on hand, inclusive of $46.4 million of marketable securities. We expect to generate positive cash flow from operations for the foreseeable future. We may seek to access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured debt, will allow us to satisfy our debt obligations, as described above, upon maturity, if not before.
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
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the periods presented below.
Cash and cash equivalents were $244.4 million and $253.5 million at September 30, 2015 and 2014, respectively, representing a decrease of $9.1 million. The decrease was a result of the following changes in cash flows (in thousands):

	Nine Months Ended September 30,
	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$322,999	$377,206	$(54,207)
Net cash used in investing activities	$(1,986,426)	$(825,263)	$(1,161,163)
Net cash provided by financing activities	$1,626,378	$494,885	$1,131,493
Our principal source of operating cash flow is related to the leasing and operating of the properties in our portfolio. Our properties provide a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service and fund quarterly dividend and distribution payment requirements. At September 30, 2015, our Manhattan and Suburban consolidated office portfolios were 94.4% and 82.0% occupied, respectively. Our debt and preferred equity and joint venture investments also provide a steady stream of operating cash flow to us.

Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills and invest in existing buildings that meet our investment criteria. During the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(1,863,250)
Capital expenditures and capitalized interest	63,187
Escrow cash-capital improvements/acquisition deposits/deferred purchase price	(49,158)
Joint venture investments	89,404
Distributions from joint ventures	(69,750)
Proceeds from sales of real estate/partial interest in property	714,749
Debt and preferred equity and other investments	(46,345)
Increase in net cash used by investing activities	$(1,161,163)
Funds spent on capital expenditures, which comprise building and tenant improvements, decreased from $282.9 million for the nine months ended September 30, 2014 to $219.8 million for the nine months ended September 30, 2015. The decreased capital expenditures relate primarily to increased costs incurred in connection with the redevelopment of properties.
We generally fund our investment activity through sale of real estate, property-level financing, our 2012 credit facility, MRA facility, senior unsecured notes, convertible or exchangeable securities, construction loans and from time to time, Company issued common or preferred stock, or the Operating Partnership may issue common or preferred units of limited partnership interest. During the nine months ended September 30, 2015, when compared to the nine months ended September 30, 2014, we used cash for the following financing activities (in thousands):

Proceeds from our debt obligations	$698,015
Repayments under our debt obligations	370,493
Net distribution to noncontrolling interests	(125,387)
Other financing activities	51,639
Proceeds from stock options exercised and DRSPP issuance	91,850
Proceeds from issuance of common stock	82,096
Redemption of preferred unit	(200)
Dividends and distributions paid	(37,013)
Increase in net cash used in financing activities	$1,131,493
Capitalization
As of September 30, 2015, SL Green had 99,659,376 shares of common stock, 3,874,750 common units of limited partnership interest in the Operating Partnership held by persons other than the Company, and 9,200,000 shares of SL Green's 6.50% Series I Cumulative Redeemable Preferred Stock, or Series I Preferred Stock, outstanding. In addition, persons other than the Company held Preferred Units of limited partnership interests in the Operating Partnership having an aggregate liquidation preference of $282.5 million.
At-The-Market Equity Offering Program
In June 2014, the Company, along with the Operating Partnership, entered into an "at-the-market" equity offering program, or ATM Program, to sell an aggregate of $300.0 million of SL Green's common stock. During the three months ended March 31, 2015, we sold 895,956 shares of our common stock for aggregate net proceeds of $113.4 million comprising the remaining balance of this ATM Program. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 895,956 units of limited partnership interest of the Operating Partnership.
In March 2015, the Company, along with the Operating Partnership, entered into a new ATM Program to sell an aggregate of $300.0 million of SL Green's common stock. During the nine months ended September 30, 2015, we sold 91,180 shares of our common stock for aggregate net proceeds of $12.0 million. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 91,180 units of limited partnership interest of the Operating Partnership. As of September 30, 2015, $288.0 million remained available for issuance of common stock under the new ATM program.

Dividend Reinvestment and Stock Purchase Plan
In February 2015, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of SL Green's common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
During the nine months ended September 30, 2015, the Company issued 775,529 shares of SL Green's common stock and received net proceeds of $99.5 million of proceeds from dividend reinvestments and/or stock purchases under the DRSPP. DRSPP shares may be issued at a discount to the market price.
Third Amended and Restated 2005 Stock Option and Incentive Plan
The Third Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's board of directors in April 2013 and its stockholders in June 2013 at the Company's annual meeting of stockholders. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 17,130,000 fungible units may be granted as options, restricted stock, phantom shares, dividend equivalent rights and other equity-based awards under the 2005 Plan. As of September 30, 2015, 1.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units, including, among others, outstanding LTIP Units issued under our 2011 Long-Term Outperformance Plan.
2010 Notional Unit Long-Term Compensation Plan
In December 2009, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2010 Notional Unit Long-Term Compensation Program, or the 2010 Long-Term Compensation Plan. The 2010 Long-Term Compensation Plan is a long-term incentive compensation plan pursuant to which award recipients could earn, in the aggregate, from $15.0 million up to $75.0 million of LTIP Units in the Operating Partnership based on the Company's stock price appreciation over three years beginning on December 1, 2009; provided that, if maximum performance had been achieved, $25.0 million of awards could be earned at any time after the beginning of the second year and an additional $25.0 million of awards could be earned at any time after the beginning of the third year. In order to achieve maximum performance under the 2010 Long-Term Compensation Plan, the Company's aggregate stock price appreciation during the performance period had to equal or exceed 50%. The compensation committee determined that maximum performance had been achieved at or shortly after the beginning of each of the second and third years of the performance period and for the full performance period and, accordingly, 366,815 LTIP Units, 385,583 LTIP Units and 327,416 LTIP Units were earned under the 2010 Long-Term Compensation Plan in December 2010, 2011 and 2012, respectively. Substantially in accordance with the original terms of the program, 50% of these LTIP Units vested on December 17, 2012 (accelerated from the original January 1, 2013 vesting date), 25% of these LTIP Units vested on December 11, 2013 (accelerated from the original January 1, 2014 vesting date) and the remainder vested on January 1, 2015 based on continued employment. In accordance with the terms of the 2010 Long-Term Compensation Plan, distributions were not paid on any LTIP Units until they were earned, at which time we paid all distributions that would have been paid on the earned LTIP Units since the beginning of the performance period.
The cost of the 2010 Long-Term Compensation Plan ($31.7 million, subject to forfeitures) was amortized into earnings through the final vesting period of January 1, 2015. We recorded compensation expense of $0.4 million and $2.3 million during the three and nine months ended September 30, 2014 related to the 2010 Long-Term Compensation Plan.
2011 Outperformance Plan
In August 2011, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2011 Outperformance Plan, or the 2011 Outperformance Plan. Participants in the 2011 Outperformance Plan could earn, in the aggregate, up to $85.0 million of LTIP Units in the Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2011. Under the 2011 Outperformance Plan, participants were entitled to share in a "performance pool" comprised of LTIP Units with a value equal to 10% of the amount by which our total return to stockholders during the three-year period exceeded a cumulative total return to stockholders of 25%, subject to the maximum of $85.0 million of LTIP Units; provided that if maximum performance was achieved, one-third of each award could be earned at any time after the beginning of the second year and an additional one-third of each award could be earned at any time after the beginning of the third year. LTIP Units earned under the 2011 Outperformance Plan are subject to continued vesting requirements, with 50% of any awards earned vested on August 31, 2014 and the remaining 50% vesting on August 31, 2015, subject to continued employment with us through such dates. Participants were not entitled to distributions with respect to LTIP Units granted under the 2011 Outperformance Plan unless and until they were earned. For LTIP Units that were earned, each participant was also entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of additional LTIP Units. Thereafter, distributions are to be paid currently with respect to all earned LTIP Units, whether vested or unvested. In June 2014, the compensation committee determined that maximum performance had been achieved during the third year of the performance period and, accordingly, 560,908 LTIP Units, representing two-thirds of each award, were earned, subject to vesting, under the 2011 Outperformance Plan. In September 2014, the compensation committee determined that maximum performance had been achieved for the full three-year performance period and, accordingly, 280,454 LTIP units, representing the final third of each award, were earned, subject to vesting, under the 2011 Outperformance Plan.
The cost of the 2011 Outperformance Plan ($26.7 million, subject to forfeitures) will be amortized into earnings through the final vesting period. We recorded compensation expense of $0.6 million, $4.5 million, $1.7 million and $7.8 million during the three and nine months ended September 30, 2015 and 2014, respectively, related to the 2011 Outperformance Plan.
2014 Outperformance Plan
In August 2014, the compensation committee of the Company's board of directors approved the general terms of the SL Green Realty Corp. 2014 Outperformance Plan, or the 2014 Outperformance Plan. Participants in the 2014 Outperformance Plan may earn, in the aggregate, up to 610,000 LTIP Units in our Operating Partnership based on our total return to stockholders for the three-year period beginning September 1, 2014. For each individual award, two-thirds of the LTIP Units may be earned based on the Company’s absolute total return to stockholders and one-third of the LTIP Units may be earned based on relative total return to stockholders compared to the constituents of the MSCI REIT Index. Awards earned based on absolute total return to stockholders will be determined independently of awards earned based on relative total return to stockholders. In the event the Company’s performance reaches either threshold before the end of the three-year performance period, a pro-rata portion of the maximum award may be earned. For each component, if the Company’s performance reaches the maximum threshold beginning with the 19th month of the performance period, participants will earn one-third of the maximum award that may be earned for that component. If the Company’s performance reaches the maximum threshold during the third year of the performance period for a component, participants will earn two-thirds (or an additional one-third) of the maximum award that may be earned for that component. LTIP Units earned under the 2014 Outperformance Plan will be subject to continued vesting requirements, with 50% of any awards earned vesting on August 31, 2017 and the remaining 50% vesting on August 31, 2018, subject to continued employment with us through such dates. Participants will not be entitled to distributions with respect to LTIP Units granted under the 2014 Outperformance Plan unless and until they are earned. If LTIP Units are earned, each participant will also be entitled to the distributions that would have been paid had the number of earned LTIP Units been issued at the beginning of the performance period, with such distributions being paid in the form of cash or additional LTIP Units. Thereafter, distributions will be paid currently with respect to all earned LTIP Units, whether vested or unvested.
The cost of the 2014 Outperformance Plan ($27.9 million, subject to forfeitures), based on the portion of the 2014 Outperformance Plan granted as of September 30, 2015, will be amortized into earnings through the final vesting period. We recorded compensation expense of $1.5 million and $4.4 million during the three and nine months ended September 30, 2015 related to the 2014 Outperformance Plan.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of SL Green's common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director’s account as additional phantom stock units.
During the nine months ended September 30, 2015, 8,644 phantom stock units were earned and 5,640 shares of common stock were issued to our board of directors. We recorded compensation expense of $0.1 million, $1.8 million, $0.1 million and $1.5 million during the three and nine months ended September 30, 2015 and 2014 related to the Deferred Compensation Plan. As of September 30, 2015, there were 84,348 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's board of directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to encourage our employees to increase their efforts to make our business more successful by providing equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of September 30, 2015, 85,317 shares of SL Green's common stock had been issued under the ESPP.
Market Capitalization
At September 30, 2015, borrowings under our mortgages and other loans payable, 2012 credit facility, senior unsecured notes, trust preferred securities and our share of joint venture debt represented 50.2% of our combined market capitalization of $23.5 billion (based on a common stock price of $108.16 per share, the closing price of SL Green's common stock on the NYSE on September 30, 2015). Market capitalization includes our consolidated debt, common and preferred stock and the conversion of all units of limited partnership interest in the Operating Partnership, and our share of joint venture debt.
Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2012 credit facility, senior unsecured notes and trust preferred securities outstanding at September 30, 2015 and December 31, 2014, (amounts in thousands).

Debt Summary:	September 30, 2015	December 31, 2014
Balance
Fixed rate	$6,096,079	$5,098,741
Variable rate—hedged	1,041,916	1,042,045
Total fixed rate	7,137,995	6,140,786
Variable rate(1)	2,076,961	1,572,124
Variable rate—supporting variable rate assets	915,547	719,819
Total variable rate	2,992,508	2,291,943
Total	$10,130,503	$8,432,729
Percent of Total Debt:
Fixed rate	70.5%	72.8%
Variable rate	29.5%	27.2%
Total	100.0%	100.0%
Effective Interest Rate for the Period:
Fixed rate	4.68%	4.97%
Variable rate	1.69%	1.90%
Effective interest rate	3.85%	4.24%
____________________________________________________________________

(1)	At December 31, 2014, the variable rate balance included the mortgage at 180 Maiden Lane, which was included in liabilities related to assets held for sale.
The variable rate debt shown above generally bears interest at an interest rate based on 30-day LIBOR (0.19% and 0.17% at September 30, 2015 and December 31, 2014, respectively). Our consolidated debt at September 30, 2015 had a weighted average term to maturity of 5.81 years.
Certain of our debt and equity investments and other investments, with a carrying value of $0.9 billion at September 30, 2015, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt.
Mortgage Financing
As of September 30, 2015, our total mortgage debt (excluding our share of joint venture mortgage debt of $1.7 billion) consisted of $5.8 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 4.36% and $1.0 billion of variable rate debt with an effective weighted average interest rate of 2.28%.

Corporate Indebtedness
2012 Credit Facility
In July 2015, we entered into the third amendment to the credit facility entered into by the Company in November 2012, or the 2012 credit facility, which increased our unsecured corporate facility by $500.0 million. The revolving credit facility was increased by $400.0 million to $1.6 billion and the term loan portion of the facility was increased by $100.0 million to $933.0 million.
In January 2015, we amended the 2012 credit facility by entering into a second amended and restated credit agreement, which decreased the interest-rate margin and facility fee applicable to the revolving credit facility by 20 basis points and five basis points, respectively, and extended the maturity date of the revolving credit facility to March 29, 2019 with an as-of-right extension through March 29, 2020.
In November 2014, we increased the term loan portion of the facility by $50.0 million to $833.0 million.
In March 2014, we entered into an amendment to the 2012 credit facility, which among other things, increased the term loan portion of the facility by $383.0 million to $783.0 million, decreased the interest-rate margin applicable to the term loan portion of the facility by 25 basis points and extended the maturity of the term loan portion of the facility from March 30, 2018 to June 30, 2019.
As of September 30, 2015, the 2012 credit facility, as amended, consisted of a $1.6 billion revolving credit facility, or the revolving credit facility, and an $933.0 million term loan, or the term loan facility. We also have an option, subject to customary conditions, to increase the capacity under the revolving credit facility to $3.0 billion at any time prior to the maturity date for the revolving credit facility without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of September 30, 2015, the 2012 credit facility bore interest at a spread over LIBOR ranging from (i) 87.5 basis points to 155 basis points for loans under the revolving credit facility and (ii) 95 basis points to 190 basis points for loans under the term loan facility, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. At September 30, 2015, the applicable spread was 125 basis points for revolving credit facility and 140 basis points for the term loan facility. At September 30, 2015, the effective interest rate was 1.44% for the revolving credit facility and 1.66% for the term loan facility. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long term indebtedness of ROP. As of September 30, 2015, the facility fee was 25 basis points. As of September 30, 2015, we had $81.2 million of outstanding letters of credit, $949.0 million drawn under the revolving credit facility and $933.0 million outstanding under the term loan facility, with total undrawn capacity of $569.8 million under the 2012 credit facility.
The Company, the Operating Partnership and ROP are all borrowers jointly and severally obligated under the 2012 credit facility. None of our other subsidiaries are obligors under the 2012 credit facility.
The 2012 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
Master Repurchase Agreement
The Master Repurchase Agreement, as amended in December 2013, or MRA, provides us with the ability to sell certain debt investments with a simultaneous agreement to repurchase the same at a certain date or on demand. This MRA has a maximum facility capacity of $300.0 million and bears interest ranging from 250 and 325 basis points over 30-day LIBOR depending on the pledged collateral. In September 30, 2015 we entered into an amendment to the MRA to extend the maturity to June 29, 2016. Further, as of December 6, 2015 we will be required to pay monthly in arrears a 0.0025 basis point fee on the excess of $150.0 million over the average daily balance during the period if the average daily balance is less than $150.0 million. At September 30, 2015, we had $285.5 million outstanding under this MRA included in mortgages and other loans payable on the consolidated balance sheets.

Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of September 30, 2015 and December 31, 2014, by scheduled maturity date (dollars in thousands):

Issuance	September 30, 2015 Unpaid Principal Balance	September 30, 2015 Accreted Balance	December 31, 2014 Accreted Balance	Coupon Rate(1)	Effective Rate	Term (in Years)	Maturity Date
March 31, 2006(2)	$255,308	$255,284	$255,250	6.00%	6.00%	10	March 31, 2016
October 12, 2010(3)	345,000	318,035	309,069	3.00%	3.00%	7	October 15, 2017
August 5, 2011(4)	250,000	249,793	249,744	5.00%	5.00%	7	August 15, 2018
March 16, 2010(4)	250,000	250,000	250,000	7.75%	7.75%	10	March 15, 2020
November 15, 2012(4)	200,000	200,000	200,000	4.50%	4.50%	10	December 1, 2022
March 26, 2007(5)	10,008	10,008	10,008	3.00%	3.00%	20	March 30, 2027
June 27, 2005(2)(6)	—	—	7
	$1,310,316	$1,283,120	$1,274,078
____________________________________________________________________

(1)	Interest on the senior unsecured notes is payable semi-annually with principal and unpaid interest due on the scheduled maturity dates.

(2)	Issued by ROP.

(3)
Issued by the Operating Partnership. Interest on these exchangeable notes is payable semi-annually on April 15 and October 15. The notes had an initial exchange rate representing an exchange price that was set at a 30.0% premium to the last reported sale price of SL Green's common stock on October 6, 2010, or $85.81. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 12.2732 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. As a result of meeting specified events (as defined in the Indenture Agreement), these notes became exchangeable commencing January 1, 2015 and will remain exchangeable through September 30, 2015. The notes are guaranteed by ROP. On the issuance date, $78.3 million of the debt balance was recorded in equity. As of September 30, 2015, $27.0 million remained to be amortized into the debt balance.

(4)	Issued by the Company, the Operating Partnership and ROP, as co-obligors.

(5)
Issued by the Operating Partnership. Interest on these remaining exchangeable notes is payable semi-annually on March 30 and September 30. The notes have an initial exchange rate representing an exchange price that was set at a 25.0% premium to the last reported sale price of the Company's common stock on March 20, 2007, or $173.30. The initial exchange rate is subject to adjustment under certain circumstances. The current exchange rate is 5.7952 shares of SL Green's common stock per $1,000 principal amount of these notes. The notes are senior unsecured obligations of the Operating Partnership and are exchangeable upon the occurrence of specified events and during the period beginning on the twenty-second scheduled trading day prior to the maturity date and ending on the second business day prior to the maturity date, into cash or a combination of cash and shares of SL Green's common stock, if any, at our option. The notes are currently redeemable at the Operating Partnership’s option. The Operating Partnership may be required to repurchase the notes on March 30, 2017 and 2022, and upon the occurrence of certain designated events.

(6)	In April 2015, we redeemed the remaining outstanding debentures.

Restrictive Covenants
The terms of the 2012 credit facility, as amended, and certain of our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of September 30, 2015 and December 31, 2014, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly-owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a fixed rate of 5.61% for the first ten years ending July 2015. Thereafter, the interest rate will float at 125 basis points over the three-month LIBOR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate changes are managed through either the use of interest rate derivatives instruments and/or through our variable rate debt and preferred equity investments. A hypothetical 100 basis point increase in interest rates along the entire interest rate curve for 2015 would increase our annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $20.0 million and would increase our share of joint venture annual interest cost by $7.1 million.
We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If a derivative is considered a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.
Our long-term debt of $7.1 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of September 30, 2015 bore interest based on a spread of LIBOR plus 90 basis points to LIBOR plus 935 basis points.
Contractual Obligations
Refer to our 2014 Annual Report on Form 10-K for a discussion of our contractual obligations. There have been no material changes, outside the ordinary course of business, to these contractual obligations during the three and nine months ended September 30, 2015.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. Substantially all of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control, over the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
Capital Expenditures
We estimate that for the year ending December 31, 2015, we expect to incur $145.5 million of recurring capital expenditures and $50.1 million of development or redevelopment expenditures, net of loan reserves, (including tenant improvements and leasing commissions) on existing consolidated properties, and our share of capital expenditures at our joint venture properties, net of loan reserves, will be $35.3 million. We expect to fund these capital expenditures with operating cash flow, existing liquidity, or incremental property level mortgage borrowings. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs. We expect our capital needs over the next twelve months and thereafter will be met through a combination of cash on hand, net cash provided by operations, borrowings, potential asset sales or additional equity or debt issuances.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership primarily from property revenues net of operating expenses or, if necessary, from working capital.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. We intend to continue to pay regular quarterly dividends to our stockholders. Based on our current annual dividend rate of $2.40 per share, we would pay $239.3 million in dividends to SL Green's common stockholders on an annual basis. Before we pay any dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2012 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.
Related Party Transactions
Cleaning/ Security/ Messenger and Restoration Services
Through Alliance Building Services, or Alliance, First Quality Maintenance, L.P., or First Quality, provides cleaning, extermination and related services, Classic Security LLC provides security services, Bright Star Couriers LLC provides messenger services, and Onyx Restoration Works provides restoration services with respect to certain properties owned by us. Alliance is partially owned by Gary Green, a son of Stephen L. Green, the chairman of SL Green's board of directors. In addition, First Quality has the non-exclusive opportunity to provide cleaning and related services to individual tenants at our properties on a basis separately negotiated with any tenant seeking such additional services. The Service Corporation has entered into an arrangement with Alliance whereby it will receive a profit participation above a certain threshold for services provided by Alliance to certain tenants at certain buildings above the base services specified in their lease agreements. Income earned from profit participation, which is included in other income on the consolidated statements of operations, was $0.9 million for both the three months ended September 30, 2015 and 2014, and $2.9 million and $2.8 million for the nine months ended September 30, 2015 and 2014, respectively. We also recorded expenses of $5.7 million, $14.3 million, $5.9 million and $14.7 million for the three and nine months ended September 30, 2015 and 2014, respectively, for these services (excluding services provided directly to tenants).
Management Fees
S.L. Green Management Corp., a consolidated entity, receives property management fees from an entity in which Stephen L. Green owns an interest. We received management fees from such entity of $0.1 million for both the three months ended September 30, 2015 and 2014, and $0.4 million and $0.3 million for the nine months ended September 30, 2015 and 2014, respectively.
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism) within three property insurance portfolios and liability insurance. The first property portfolio maintains a blanket limit of $950.0 million per occurrence, including terrorism, for the majority of the New York City properties in our portfolio and expires December 31, 2015. The second portfolio maintains a limit of $1.5 billion per occurrence, including terrorism, for several New York City properties and the majority of the Suburban properties and expires December 31, 2015. Each of these policies includes $100.0 million of flood coverage, with a lower sublimit for locations in high hazard flood zones. A third blanket property policy covers most of our residential assets and maintains a limit of $380 million per occurrence, including terrorism, for our residential properties and expires January 31, 2016. We maintain two liability policies which cover all our properties and provide limits of $201.0 million per occurrence and in the aggregate per location. The liability policies expire on October 31, 2015 and January 31, 2016 and cover our commercial and residential, respectively. Additional coverage may be purchased on a stand-alone basis for certain assets.
In October 2006, we formed a wholly-owned taxable REIT subsidiary, Belmont Insurance Company, or Belmont, to act as a captive insurance company and be one of the elements of our overall insurance program. Belmont is a subsidiary of ours. Belmont was formed in an effort to, among other reasons, stabilize to some extent the fluctuations of insurance market conditions. Belmont is licensed in New York to write Terrorism, NBCR (nuclear, biological, chemical, and radiological), General Liability, Environmental Liability, and D&O coverage.
The Terrorism Risk Insurance Act, or TRIA, which was enacted in November 2002, was renewed December 31, 2005 and again on December 31, 2007. Congress extended TRIA, now called TRIPRA (Terrorism Risk Insurance Program Reauthorization and Extension Act of 2007) until December 31, 2014. TRIPRA was not renewed by Congress and expired on December 31, 2014. However, on January 12, 2015, TRIPRA was reauthorized until December 31, 2020 (Terrorism Insurance Program Reauthorization and Extension Act of 2015). The law extends the federal Terrorism Insurance Program that requires insurance companies to offer terrorism coverage and provides for compensation for insured losses resulting from acts of certified terrorism, subject to the current program trigger of $100.0 million, which will increase by $20.0 million per annum, commencing December 31, 2015. Our debt instruments, consisting of a non-recourse mortgage note secured by one of our properties, our 2012 credit facility, senior unsecured notes and other corporate obligations, as well as ground leases, contain customary covenants requiring us to maintain insurance. Although we believe that we currently maintain sufficient insurance coverage to satisfy these obligations, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. In such instances, there can be no assurance that the lenders or ground lessors under these instruments will not take the position that a total or partial exclusion from “all-risk” insurance coverage for losses due to terrorist acts is a breach of these debt and ground lease instruments allowing the lenders or ground lessors to declare an event of default and accelerate repayment of debt or recapture of ground lease positions. In addition, if lenders prevail in asserting that we are required to maintain full coverage for these risks, it could result in substantially higher insurance premiums.
We own Belmont and the accounts of Belmont are part of our consolidated financial statements. If Belmont experiences a loss and is required to pay under its insurance policy, we would ultimately record the loss to the extent of Belmont’s required payment. Therefore, insurance coverage provided by Belmont should not be considered as the equivalent of third-party insurance, but rather as a modified form of self-insurance.
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
Funds from Operations

Funds from Operations, or FFO, is a widely recognized measure of REIT performance. We compute FFO in accordance with standards established by the National Association of Real Estate Investment Trusts, or NAREIT, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the NAREIT definition, or that interpret the NAREIT definition differently than we do. The revised White Paper on FFO approved by the Board of Governors of NAREIT in April 2002, and as subsequently amended, defines FFO as net income (loss) (computed in accordance with Generally Accepted Accounting Principles, or GAAP), excluding gains (or losses) from debt restructurings, sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties.
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
FFO for the three and nine months ended September 30, 2015 and 2014 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income attributable to SL Green common stockholders	$163,658	$64,688	$167,829	$446,319
Add:
Depreciation and amortization	146,185	94,443	454,087	274,337
Discontinued operations depreciation adjustments	—	678	—	5,434
Joint venture depreciation and noncontrolling interest adjustments	10,796	5,831	23,853	26,979
Net income attributable to noncontrolling interests	7,132	4,348	19,851	21,055
Less:
Gain on sale of real estate	159,704	29,507	172,687	144,242
Equity in net gain on sale of interest in unconsolidated joint venture/real estate	15,281	16,496	16,050	122,580
Purchase price fair value adjustment	—	(4,000)	—	67,446
Depreciable real estate reserves	(19,226)	—	(19,226)	—
Depreciation on non-rental real estate assets	500	503	1,525	1,520
Funds from Operations attributable to SL Green common stockholders and noncontrolling interests	$171,512	$127,482	$494,584	$438,336
Cash flows provided by operating activities	$89,540	$100,644	$322,999	$377,206
Cash flows used in investing activities	$(1,728,493)	$(507,222)	$(1,986,426)	$(825,263)
Cash flows provided by financing activities	$1,667,417	$351,995	$1,626,378	$494,885
Inflation
Substantially all of our office leases provide for separate real estate tax and operating expense escalations as well as operating expense recoveries based on increases in the Consumer Price Index or other measures such as porters' wage. In addition, many of the leases provide for fixed base rent increases. We believe that inflationary increases will be at least partially offset by the contractual rent increases and expense escalations described above.
Accounting Standards Updates
The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies-Accounting Standards Updates" in the accompanying consolidated financial statements.
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:

•	the effect of general economic, business and financial conditions, and their effect on the New York City real estate market in particular;

•	dependence upon certain geographic markets;

•	risks of real estate acquisitions, dispositions, developments and redevelopment, including the cost of construction delays and cost overruns;

•	risks relating to debt and preferred equity investments;

•	availability and creditworthiness of prospective tenants and borrowers;

•	bankruptcy or insolvency of a major tenant or a significant number of smaller tenants;

•	adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;

•	availability of capital (debt and equity);

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	our ability to comply with financial covenants in our debt instruments;

•	our ability to maintain its status as a REIT;

•	risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;

•	the threat of terrorist attacks;

•	our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination; and,

•
legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.

Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the SEC. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operation - Market Risk" in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 for the Company and the Operating Partnership and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" in the Annual Report on Form 10-K for the year ended December 31, 2014 for the Company and the Operating Partnership. Our exposures to market risk have not changed materially since December 31, 2014.
ITEM 4.    CONTROLS AND PROCEDURES
SL GREEN REALTY CORP.
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Also, the Company has investments in certain unconsolidated entities. As the Company does not control these entities, its disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those the Company maintains with respect to its consolidated subsidiaries.
As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Company that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Company's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.
SL GREEN OPERATING PARTNERSHIP, L.P.
Evaluation of Disclosure Controls and Procedures
The Operating Partnership maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Operating Partnership's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e) of the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Operating Partnership to disclose material information otherwise required to be set forth in the Operating Partnership's periodic reports. Also, the Operating Partnership has investments in certain unconsolidated entities. As the Operating Partnership does not control these entities, the Operating Partnership's disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those it maintains with respect to its consolidated subsidiaries.
As of the end of the period covered by this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, of the effectiveness of the design and operation of the Operating Partnership's disclosure controls and procedures. Based upon that evaluation as of the end of the period covered by this report, the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner concluded that the Operating Partnership's disclosure controls and procedures were effective to give reasonable assurances to the timely collection, evaluation and disclosure of information relating to the Operating Partnership that would potentially be subject to disclosure under the Exchange Act and the rules and regulations promulgated thereunder.
Changes in Internal Control over Financial Reporting
There have been no significant changes in the Operating Partnership's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II
ITEM 1.    LEGAL PROCEEDINGS
As of September 30, 2015, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio other than routine litigation arising in the ordinary course of business or litigation that is adequately covered by insurance.
ITEM 1A.    RISK FACTORS
As of September 30, 2015, there have been no material changes to the Risk Factors described in Part I "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in Part II "Item 1A. Risk Factors" in the Company Quarterly Report on Form 10-Q for the period ended June 30, 2015 as filed with the SEC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the three months ended September 30, 2015, other than as previously disclosed in Current Reports on Form 8-K during such period, we did not make any unregistered sales of equity securities.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not Applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6. EXHIBITS

10.1	Sixteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on February 13, 2015.
10.2	Seventeenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on June 22, 2015.
10.3	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.4	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on July 24, 2015.
10.5	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on August 21, 2015.
10.6	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of SL Green Operating Partnership, L.P., filed with the SEC on August 21, 2015.
10.7
Third Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2015, by and among SL Green Realty Corp., SL Green Operating Partnership, L.P. and Reckson Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.3
Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.10
The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.’s Quarterly Report on Form 10-Q for the three months ended September 30, 2015, formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statement of Equity (unaudited), (v) Consolidated Statement of Capital (unaudited) (vi) Consolidated Statements of Cash Flows (unaudited), and (vii) Notes to Consolidated Financial Statements (unaudited), detail tagged and filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ MATTHEW J. DILIBERTO
Dated: November 9, 2015		Matthew J. DiLiberto Chief Financial Officer

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ MATTHEW J. DILIBERTO
Dated: November 9, 2015	By:	Matthew J. DiLiberto Chief Financial Officer