Form 10-K
period 2025-12-31
SL GREEN OPERATING PARTNERSHIP, L.P.
filed 2026-02-25
CIK 1492869

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________
FORM 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number: 1-13199 (SL Green Realty Corp.)
Commission File Number: 33-167793-02 (SL Green Operating Partnership, L.P.)
______________________________________________________________________
SL GREEN REALTY CORP.
SL GREEN OPERATING PARTNERSHIP, L.P.
(Exact name of registrant as specified in its charter)
______________________________________________________________________

SL Green Realty Corp.	Maryland	13-3956775
SL Green Operating Partnership, L.P.	Delaware	13-3960938
	(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Vanderbilt Avenue, New York, NY 10017
(Address of principal executive offices—Zip Code)

(212) 594-2700
(Registrant's telephone number, including area code)
______________________________________________________________________
SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Registrant	Trading Symbol	Title of Each Class	Name of Each Exchange on Which Registered
SL Green Realty Corp.	SLG	Common Stock, $0.01 par value	New York Stock Exchange
SL Green Realty Corp.	SLG.PRI	6.500% Series I Cumulative Redeemable Preferred Stock, $0.01 par value	New York Stock Exchange

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
SL Green Realty Corp.    Yes ☒    No ☐                SL Green Operating Partnership, L.P.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
SL Green Realty Corp.     Yes ☒    No ☐                SL Green Operating Partnership, L.P.    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
SL Green Realty Corp.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-Accelerated Filer	☐
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
SL Green Operating Partnership, L.P.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☒
Smaller Reporting Company	☐	Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.			☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.			☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).			☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
SL Green Realty Corp.    Yes ☐    No ☒                SL Green Operating Partnership, L.P.    Yes ☐    No ☒
The aggregate market value of the common stock held by non-affiliates of SL Green Realty Corp. (63,549,272 shares) was $3.9 billion based on the quoted closing price on the New York Stock Exchange for such shares on June 30, 2025.
As of February 13, 2026, 71,031,183 shares of SL Green Realty Corp.'s common stock, par value $0.01 per share, were outstanding. As of February 13, 2026, 301,668 common units of limited partnership interest of SL Green Operating Partnership, L.P. were held by non-affiliates. There is no established trading market for such units.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the SL Green Realty Corp.'s Proxy Statement for its 2026 Annual Stockholders' Meeting to be filed within 120 days after the end of the Registrant's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of SL Green Realty Corp. and SL Green Operating Partnership, L.P. Unless stated otherwise or the context otherwise requires, references to "SL Green Realty Corp.," the "Company" or "SL Green" mean SL Green Realty Corp. and its consolidated subsidiaries, including SL Green Operating Partnership, L.P.; and references to "SL Green Operating Partnership, L.P.," the "Operating Partnership" or "SLGOP" mean SL Green Operating Partnership, L.P. and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
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
As of December 31, 2025, the Company owns 93.58% of the outstanding general and limited partnership interest in the Operating Partnership and owns 9,200,000 Series I Preferred Units of the Operating Partnership. As of December 31, 2025, noncontrolling investors held, in aggregate, a 6.42% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
Noncontrolling interests in the Operating Partnership, stockholders' equity of the Company and partners' capital of the Operating Partnership are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership. The common limited partnership interests in the Operating Partnership not owned by the Company are accounted as noncontrolling interests, within mezzanine equity, in the Company's and the Operating Partnership's consolidated financial statements.
We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:
•Combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•Combined reports eliminate duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership; and
•Combined reports create time and cost efficiencies through the preparation of one combined report instead of two separate reports.
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:
•consolidated financial statements; and
•the following notes to the consolidated financial statements:
◦Note 11, Noncontrolling Interests on the Company's Consolidated Financial Statements;
◦Note 12, Stockholders' Equity of the Company; and
◦Note 13, Partners' Capital of the Operating Partnership;

This report also includes separate Part II, Item 5. Market for Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, and Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended, or the Exchange Act.

SL GREEN REALTY CORP. AND SL GREEN OPERATING PARTNERSHIP, L.P.

PART I

ITEM 1. BUSINESS

General
SL Green Realty Corp. is a self-managed real estate investment trust, or REIT, primarily engaged in the ownership, management, operation, acquisition, development, redevelopment, repositioning and financing of commercial real estate properties, principally office properties, located in the New York metropolitan area, principally in Manhattan, a borough of New York City. We were formed in June, 1997 for the purpose of continuing the commercial real estate business of S.L. Green Properties, Inc., our predecessor entity.
As of December 31, 2025, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Properties		Approximate Square Feet	Number of Properties	Approximate Square Feet	Number of Properties	Approximate Square Feet	Weighted Average Leased Occupancy(1)
Commercial:
Manhattan	Office	16		9,480,852	10	13,868,633	26	23,349,485	93.0%
	Retail	5		313,347	—	—	5	313,347	84.8%
	Development/Redevelopment	5	(2)	1,249,983	—	—	5	1,249,983	N/A
		26		11,044,182	10	13,868,633	36	24,912,815	92.9%
Suburban	Office	6		732,800	—	—	6	732,800	79.4%
Total commercial properties		32		11,776,982	10	13,868,633	42	25,645,615	92.5%
Residential:
Manhattan	Residential	1	(2)	363,237	1	221,884	2	585,121	98.7%
Total core portfolio		33		12,140,219	11	14,090,517	44	26,230,736	92.6%

	Alternative Strategy Portfolio	—		—	5	2,509,307	5	2,509,307	59.3%
(1)The weighted average leased occupancy for commercial properties represents the total leased square footage divided by total square footage at acquisition. The weighted average leased occupancy for residential properties represents the total leased units divided by total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)As of December 31, 2025, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet of residential space and approximately 50,206 square feet of office and retail space. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of December 31, 2025, we also managed one office building and one retail building owned by third parties encompassing approximately 0.4 million square feet.
Our corporate offices are located in midtown Manhattan at One Vanderbilt Avenue, New York, New York 10017. As of December 31, 2025, we employed 1,289 employees, 337 of whom were employed in our corporate offices. We maintain a website at www.slgreen.com and can be contacted by email at investor.relations@slgreen.com. On our website, you can obtain, free of charge, a copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission, or the SEC. We have also made available on our website our audit committee charter, compensation committee charter, nominating and corporate governance committee charter, code of business conduct and ethics and corporate governance principles. We do not intend for information contained on our website to be part of this annual report on Form 10-K. The SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Unless the context requires otherwise, all references to the "Company," "SL Green," "we," "our" and "us" in this annual report means SL Green Realty Corp., a Maryland corporation, and one or more of its subsidiaries, including the Operating Partnership, or, as the context may require, SL Green only or the Operating Partnership only, and "S.L. Green Properties" means S.L. Green Properties, Inc., a New York corporation, as well as the affiliated partnerships and other entities through which Stephen L. Green historically conducted commercial real estate activities.
Corporate Structure
In connection with the Company's initial public offering, or IPO, in August 1997, the Operating Partnership received a contribution of interests in real estate properties as well as a 95% economic, non-voting interest in the management, leasing and construction companies affiliated with S.L. Green Properties. We refer to these management, leasing and construction entities, which are owned by S.L. Green Management Corp, as the "Service Corporation." The Company is organized to qualify, and has elected to qualify, as a REIT, under the Internal Revenue Code of 1986, as amended, or the Code.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. We are the sole managing general partner of the Operating Partnership, and as of December 31, 2025, we owned 93.58% of its economic interests. All of the management and leasing operations with respect to our wholly owned properties are conducted through SL Green Management LLC, or Management LLC. The Operating Partnership owns 100% of Management LLC.
In order to maintain the Company's qualification as a REIT while realizing income from management, leasing and construction contracts with third parties and joint venture properties, all of these service operations are conducted through the S.L. Green Management Corp, or the Service Corporation, a consolidated variable interest entity. We, through our Operating Partnership, receive substantially all of the cash flow from the Service Corporation's operations. All of the voting common stock of the Service Corporation is held by an entity owned and controlled by Stephen L. Green, who serves as a member and as the chairman emeritus of the Company's Board of Directors.
Business and Growth Strategies
SL Green, Manhattan's largest owner of office real estate, is focused primarily on the ownership, management, operation, acquisition, development, redevelopment, repositioning and financing of Manhattan commercial properties, principally office properties.
Our primary business objective is to maximize the total return to stockholders. The commercial real estate expertise resulting from owning, operating, investing, developing, redeveloping and lending on real estate in Manhattan for many decades has enabled us to invest in premier office properties, selected retail and residential assets, and high-quality debt and preferred equity investments.
We are led by a strong, experienced management team that provides a foundation of skills in all aspects of real estate. It is with this team that we have achieved a market leading position in our targeted submarkets.
We seek to enhance the value of our company by executing strategies that include the following:
•Leasing and property management, which capitalizes on our extensive presence and knowledge of the marketplaces in which we operate;
•Acquiring properties and employing our local market skills to reposition these assets to create incremental cash flow and value appreciation;
•Identifying properties well suited for development/redevelopment in order to maximize the value of those properties through development/redevelopment or reconfiguration to match current workplace, retail and housing trends;
•Investing in CMBS and debt and preferred equity positions that generate consistently strong risk-adjusted returns, increase the breadth of our market insight, foster key market relationships and source potential future investment and special servicing opportunities;
•Executing dispositions through sales or joint ventures that harvest embedded equity which has been generated through management's value enhancing activities; and
•Maintaining a prudently levered, liquid balance sheet with consistent access to diversified sources of property level and corporate capital.

Leasing and Property Management
We seek to capitalize on our management's extensive knowledge of Manhattan and the New York metropolitan area and the needs of our tenants through proactive leasing and management programs, which include: (i) use of in-depth market experience resulting from managing and leasing tens of millions of square feet of office, retail and residential space since the Company was founded; (ii) careful tenant management, which results in a high tenant retention rate, long average lease terms and a manageable lease expiration schedule; (iii) utilization of an extensive network of third-party brokers to supplement our in-house leasing team; (iv) use of comprehensive building management analysis and planning; and (v) a commitment to tenant satisfaction by understanding and appreciating our tenant's businesses and the environment in which they are operating, while providing high quality tenant services at competitive rental rates.
Property Acquisitions
We acquire properties for long-term value appreciation and cash flow growth. This strategy has resulted in capital gains that increase our investment capital base. In implementing this strategy, we continually evaluate potential acquisition opportunities. These opportunities may come from new properties as well as the acquisition of properties in which we already hold a joint venture interest or, from time to time, from our debt and preferred equity investments.
Through intimate knowledge of our market, we have developed an ability to source transactions with superior risk-adjusted returns by capturing off-market opportunities. In rising markets, we primarily seek to acquire strategic vacancies that provide the opportunity to take advantage of our exceptional leasing and repositioning capabilities to increase cash flow and property value. In stable or falling markets, we primarily target assets featuring credit tenancies with fully escalated in-place rents to provide cash flow stability near-term and the opportunity for increases over time.
We believe that we have many advantages over our competitors in acquiring core and non-core properties, both directly and through our joint venture program that includes a predominance of high-quality institutional investors. Those advantages include: (i) senior management's long-tenured experience leading a full-service, fully integrated real estate company focused, principally, on the Manhattan market; (ii) the ability to offer tax-efficient structures to sellers through the exchange of ownership interests, including units in our Operating Partnership; and (iii) the ability to underwrite and close transactions on an expedited basis even when the transaction involves a complicated structure.
Property Dispositions
We continually evaluate our portfolio to identify those properties that are most likely to meet our long-term cash flow growth objectives and contribute to increasing portfolio value. Properties that no longer meet our objectives are evaluated for sale or joint venture, to release equity created through management's value enhancement programs or to take advantage of attractive market valuations.
We seek to efficiently deploy the capital proceeds generated from these dispositions into other property acquisitions, development or redevelopment projects or debt and preferred equity investments that we expect will provide future value appreciation and cash flow growth opportunities. Management may also elect to utilize the capital proceeds from these dispositions to repurchase shares of our common stock, repay existing indebtedness of the Company or its subsidiaries, or increase cash liquidity.
Property Repositioning
Our extensive knowledge of the market in which we operate and our ability to efficiently plan and execute capital projects provide the expertise to enhance returns by repositioning properties that are underperforming. Many of the properties we own or seek to acquire feature unique architectural design elements or other amenities and characteristics that can be appealing to tenants when fully exploited. Our strategic investment in these properties, combined with our active management and pro-active leasing, provide the opportunity to creatively meet market needs and generate favorable returns.
Development / Redevelopment
Our interactions with tenants and other market participants keep us abreast of innovations in workplace layout, amenitization, store design and smart living. We leverage this information to identify properties primed for development or redevelopment to meet these demands and unlock value. The expertise and relationships that we have built from managing complex construction projects in New York City and its surrounding areas allow us to cost efficiently add new and renovated assets of the highest quality and desirability to our operating portfolio.

Debt and Preferred Equity Investments
We invest in well-collateralized debt and preferred equity investments in the markets in which we operate, principally New York City, that generate attractive yields. See Note 5, "Debt and Preferred Equity Investments," in the accompanying consolidated financial statements. Knowledge of our markets and our leasing and asset management expertise provide underwriting capabilities that enable a highly educated assessment of risk and return. The benefits of this investment program, which has a carefully managed aggregate size, include the following:
•Our typical investments provide high current returns at conservative exposure levels and, in certain cases, the potential for future capital gains. Our expertise and operating capabilities provide both insight and operating skills that mitigate risk.
•In certain instances, these investments may serve as a potential source of real estate acquisitions for us. Property owners may also provide us the opportunity to consider off-market transactions involving other properties because we have previously provided debt or preferred equity financing to them.
•Our debt and preferred equity investment strategy is concentrated in Manhattan, which helps us gain market insight, awareness of upcoming investment opportunities and foster key relationships that may provide access to future investment opportunities.
Debt Fund Investments
Through wholly-owned subsidiaries, we are the general partner and investment manager of SLG Opportunistic Debt Fund LP and SLG Opportunistic Debt Parallel Fund LP (collectively, the "Fund"). During the Fund's investment period, the Fund is our primary investment vehicle for debt investments that fit within the Fund's investment parameters, as set forth in the Fund's operating agreements. See Note 7, "Debt Fund," in the accompanying consolidated financial statements.
Capital Resources
Our objective is to maintain multiple sources of efficient corporate and property level capital. This objective is supported by:
•Property operations that generally provide stable cash flows through market cycles, long average lease terms, high credit quality tenants and superior leasing, operating and asset management skills;
•Concentration of our activities in a Manhattan market that is consistently attractive to property investors and lenders through market cycles relative to other markets;
•Maintaining strong corporate liquidity and careful management of future debt maturities; and
•Maintaining access to corporate capital markets through balanced financing and investment activities that result in strong balance sheet and cash flow metrics.
SUMMIT
SUMMIT One Vanderbilt is an observation deck that offers panoramic views of New York while immersing its visitors in an art experience. SUMMIT opened in October 2021 and welcomed approximately 2.2 million in 2025. Our constant focus and assessment of customer experience includes monitoring crowd volume and wait times for our attractions and services at SUMMIT, allowing us to maximize revenue per customer and adjust operating hours to meet the demand of peak reservation times during the week. In 2024, the Company announced its intention to expand the SUMMIT experience to a location in Paris, France, which is expected to open in 2027. The Company is also evaluating several opportunities to expand SUMMIT to other international and domestic locations.
Manhattan Office Market Overview
Manhattan is the largest office market in the United States containing more rentable square feet than the next four largest central business district office markets combined. According to Cushman and Wakefield Research Services, as of December 31, 2025, Manhattan has a total office inventory of approximately 417.1 million square feet, including 261.0 million square feet in midtown. The properties in our portfolio are primarily concentrated in some of Manhattan's most prominent midtown locations.
While the near-term addition of new supply to the Manhattan office inventory is expected to be nominal relative to the size of the overall market, we view new supply in locations near a variety of transportation options would be a positive to the Manhattan office market given the older vintage of the majority of Manhattan's office inventory and the desire of tenants to occupy new, high quality, efficient office space that provides for easy commutability for their employees.

According to Cushman and Wakefield Research Services, the total volume of leases signed in Manhattan for the year ended December 31, 2025 grew to 31.0 million as compared to 23.4 million square feet for the year ended December 31, 2024. Overall average asking rents in Manhattan increased in 2025 by 0.6% from $72.73 per square foot as of December 31, 2024 to $73.19 per square foot as of December 31, 2025, while Manhattan Class A asking rents increased to $82.72 per square foot, up 1.8% from $81.19 as of December 31, 2024. Manhattan's diverse tenant base is exemplified by the following tables, which show the percentage of leasing volume attributable to each industry:

	Percent of Manhattan Leasing Volume (1)
Industry	2025	2024
Financial Services	33.6%	31.1%
Technology, Advertising, Media, and Information ("TAMI")	23.0%	15.5%
Public Sector	10.7%	6.7%
Legal Services	10.3%	14.8%
Professional Services	8.8%	8.0%
Real Estate	4.9%	9.4%
Amusement, Arts, Entertainment	3.5%	2.8%
Other	3.0%	2.5%
Health Services	2.1%	—%
Retail/Wholesale	—%	9.2%
(1)Source: Cushman and Wakefield Research Services
General Terms of Leases in the Manhattan Market
Leases in Manhattan typically contain terms that may not be contained in leases in other U.S. office markets. The initial term of leases entered into for space in Manhattan is generally seven to fifteen years. Tenants leasing space in excess of 10,000 square feet for an initial term of 10 years or longer often will negotiate an option to extend the term of the lease for one or two renewal periods, typically for a term of five years each. The base rent during the initial term often will provide for agreed-upon periodic increases over the term of the lease. Base rent for renewal terms is most often based upon the then fair market rental value of the premises as of the commencement date of the applicable renewal term (generally determined by binding arbitration in the event the landlord and the tenant are unable to mutually agree upon the fair market value), though base rent for a renewal period may be set at 95% of the then fair market rent. Very infrequently, leases may contain termination options whereby a tenant can terminate the lease obligation before the lease expiration date with payment of a penalty together with repayment of the unamortized portion of the landlord's transaction costs (e.g., brokerage commissions, free rent periods, tenant improvement allowances, etc.).
In addition to base rent, a tenant will generally also pay its pro rata share of increases in real estate taxes and operating expenses for the building over a base year, which is typically the year during which the term of the lease commences, based upon the tenant's proportionate occupancy of the building. In some smaller leases (generally less than 10,000 square feet), in lieu of paying additional rent based upon increases in building operating expenses, base rent will be increased each year during the lease term by a set percentage on a compounding basis (though the tenant will still pay its pro rata share of increases in real estate taxes over a base year).
Tenants typically receive a free rent period following commencement of the lease term, which in some cases may coincide with the tenant's construction period.
The landlord most often supplies electricity either on a sub-metered basis at the landlord's cost plus a fixed percentage or on a rent inclusion basis (i.e., a fixed fee is added to the base rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services, other than electricity, such as heat, air conditioning, freight elevator service during business hours and base building cleaning typically are provided at no additional cost, but are included in the building's operating expenses. The tenant will typically pay additional amounts only for services that exceed base building services or for services that are provided other than during normal business hours.

In a typical lease for a new tenant renting in excess of 10,000 square feet, the landlord will deliver the premises with existing improvements demolished. In such instances, the landlord will typically provide a tenant improvement allowance, which is a fixed sum that the landlord makes available to the tenant to reimburse the tenant for all or a portion of the tenant's initial construction of its premises. Such sum typically is payable as work progresses, upon submission by the tenant of invoices for the cost of construction and lien waivers. However, in certain leases (most often for relatively small amounts of space), the landlord will construct the premises for the tenant at a cost to the landlord not to exceed an agreed upon amount with the tenant paying any amount in excess of the agreed upon amount. In addition, landlords may rent space to a tenant that is "pre-built" (i.e., space that was constructed by the landlord in advance of lease signing and is ready for the tenant to move in with the tenant selecting paint and carpet colors).
Occupancy
The following table sets forth the weighted average occupancy rates at our office properties based on space leased as of December 31, 2025:

	Leased Occupancy as of December 31,
Property	2025	2024
Same-Store office properties - Manhattan (1)	93.0%	92.5%
Manhattan office properties	93.0%	92.5%
Suburban office properties	79.4%	73.5%
Unconsolidated joint venture office properties	96.5%	95.0%
Portfolio (2)	89.7%	89.2%
(1)All office properties in service and operating during both the current and prior year reporting periods located in Manhattan. Same-Store excludes development and redevelopment properties that are not stabilized for both the current and prior year and excludes properties sold. Percent Occupied includes leases signed but not yet commenced.
(2)Excludes properties under development or redevelopment.
Lease Expirations
We are constantly evaluating our schedule of future lease expirations to mitigate occupancy risk while maximizing net effective rents. We proactively manage future lease expirations based on our view of estimated current and future market conditions and asking rents. The following table sets forth our future lease expirations, excluding triple net leases.

	ANNUAL LEASE EXPIRATIONS - MANHATTAN OPERATING PROPERTIES
	Consolidated Properties					Joint Venture Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)	Number of Expiring Leases (1)	Rentable Square Footage of Expiring Leases	Percentage of Total Sq. Ft.	Annualized Cash Rent of Expiring Leases	Annualized Cash Rent Per Square Foot of Expiring Leases $/psf (2)

2025	11	45,517	0.5%	$3,353,483	$73.68	3	37,509	0.3%	$2,915,466	$77.73

1st Quarter 2026	17	100,528	1.2%	$8,370,914	$83.27	1	31,164	0.2%	$3,998,665	$128.31
2nd Quarter 2026	23	132,201	1.6%	9,925,904	75.08	4	28,869	0.2%	2,764,194	95.75
3rd Quarter 2026	20	251,020	3.0%	13,673,716	54.47	4	57,738	0.4%	8,930,962	154.68
4th Quarter 2026	25	326,307	3.8%	23,720,827	72.69	6	68,148	0.6%	6,668,937	97.86

Total 2026	85	810,056	9.6%	$55,691,361	$68.75	15	185,919	1.4%	$22,362,758	$120.28

2027	79	722,097	8.6%	$58,250,447	$80.67	22	281,047	2.1%	$36,883,021	$131.23
2028	77	689,431	8.2%	51,965,011	75.37	24	265,713	2.0%	41,948,216	157.87
2029	69	773,834	9.2%	54,798,643	70.81	12	118,185	0.9%	14,135,688	119.61
2030	63	994,055	11.8%	71,101,131	71.53	15	262,767	2.0%	34,983,745	133.14
2031	37	324,063	3.9%	25,158,396	77.63	24	2,853,460	21.6%	222,963,801	78.14
2032	31	814,040	9.7%	53,029,491	65.14	13	991,547	7.5%	89,930,850	90.70
2033	27	423,786	5.0%	33,888,479	79.97	11	267,630	2.0%	29,005,780	108.38
2034	34	1,314,808	15.6%	77,371,038	58.85	7	390,369	3.0%	38,860,134	99.55
Thereafter	79	1,491,915	17.9%	106,409,659	71.32	91	7,539,270	57.2%	780,636,723	103.54
	592	8,403,602	100.0%	$591,017,139	$70.33	237	13,193,416	100.0%	$1,314,626,182	$99.64
NOTE: Data excludes space currently occupied by SL Green's corporate offices
(1)Tenants may have multiple leases.
(2)Represents in place annualized rent allocated by year of expiration.
(3)Includes month to month holdover tenants that expired prior to December 31, 2025.

Industry Segments
The Company is a REIT that is engaged in the ownership, management, operation, acquisition, development, redevelopment, repositioning and financing of commercial properties, principally office properties, located in the New York metropolitan area, principally Manhattan, and has three reportable segments: real estate, debt and preferred equity investments, and SUMMIT. Our industry segments are discussed in Note 21, "Segment Information," in the accompanying consolidated financial statements.
As of December 31, 2025, our real estate portfolio was principally located in one geographical market, Manhattan, a borough of New York City. The Company's primary sources of real estate revenue are tenant rents, escalations and reimbursement revenue. Real estate property operating expenses consist primarily of cleaning, security, maintenance, utility costs, real estate taxes and, at certain properties, ground rent expense. As of December 31, 2025, one tenant in our office portfolio, Paramount Global, contributed 5.3% of our share of annualized cash rent. No other tenant contributed more than 5.0% of our share of annualized cash rent. No property contributed in excess of 10.0% of our consolidated total revenue for 2025.
As of December 31, 2025, we held debt and preferred equity investments with a book value of $168.4 million, excluding debt and preferred equity investments and other financing receivables totaling $12.2 million that are included in balance sheet line items other than the Debt and preferred equity investments line item. As of December 31, 2025, all of the assets underlying our debt and preferred equity investments were located in New York City. The primary sources of debt and preferred equity revenue are interest and fee income. As of December 31, 2025, the Fund held investments with an aggregate fair value of $153.0 million. All of the assets underlying the Fund's investments were located in New York City.
As of December 31, 2025, SUMMIT operates one location at One Vanderbilt Avenue in midtown Manhattan with the primary source of revenue generated from ticket sales.
Human Capital
Our employees are our most important asset. We are focused on fostering an inclusive workforce that attracts and retains highly talented individuals. We are dedicated to creating an inclusive workplace where employees feel valued and accepted. We have a dual-track performance management program, which includes both ongoing goal setting and annual performance reviews for all employees. Communication, teamwork, and collaboration are the fundamental attributes that are the foundation of our company culture. We promote the professional development of our employees by offering opportunities to participate in trainings and continuing education programs. We also offer a leading benefits package that includes extensive medical coverage, mental health and wellness services, paternal benefits, and financial resources.
In 2025, 83% of employees agreed that the Company is a great place to work, exceeding the benchmark for U.S. companies with 200-500 employees by three percentage points. In addition, the Company achieved an Employee Net Promoter Score (eNPS) of 25 in its annual Employee Engagement Survey, compared to a median eNPS score of 18 for organizations within the same benchmark group.
Our compensation program is designed to incentivize employees by offering competitive compensation comprised of fixed and variable pay including base salaries and cash bonuses. Many of our employees also receive equity awards that are subject to vesting over a multi-year period based on continued service. We believe these equity awards serve as an additional retention tool for our employees and align our employees with our shareholders. By cultivating a work culture that prioritizes our people through training, inclusion, education, and volunteerism, we have been able to retain a long-tenured staff with 46% of current employees having a tenure of five years or more and an executive management team that has an average tenure of 22.9 years.
As of December 31, 2025, we employed 1,289 employees, 337 of whom were employed in our corporate offices. There are currently five collective bargaining agreements which cover the union workforce that services substantially all of our properties.
Sustainability
We believe our sustained focus on sustainability issues has led to effective risk-management practices that influence strategic decisions. This includes a comprehensive assessment of climate-related physical and transition risks, as well as the opportunities they present. The Board of Directors' Nominating and Corporate Governance Committee (NCGC) oversees the Company's sustainability program, which includes assessing climate-related issues such as physical risks, transition risks, and associated opportunities.
Climate regulation in New York City is among the most stringent and requires building owners to comply with ambitious emissions limits. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. We expect to be compliant in the first compliance period through 2029, with no material financial impact on our portfolio. The Company’s near-term absolute Scope 1 and Scope 2 emissions reduction targets have been approved by the SBTi; however, we are shifting away from using the SBTi-validated targets to focus on a more locally tailored decarbonization strategy. In 2026, the Company will measure performance towards a Net-Zero Operations goal (Scope 1 & 2) by 2050, which is aligned with Urban Land Institute’s (ULI) Greenprint Framework.
The Company has demonstrated a commitment to transparency on climate and sustainability issues via annual public reporting informed by widely adopted frameworks, including Global Reporting Initiative ("GRI") since 2013, GRESB (formerly known as the Global Real Estate Sustainability Benchmark) since 2019, Sustainability Accounting Standards Board ("SASB") since 2021, and the CDP (formerly the Carbon Disclosure Project) since 2018. In 2024, the Company released a revised Task Force on Climate related Financial Disclosures ("TCFD") report, which expanded the physical and transition risks and opportunities and progress related to TCFD disclosure originally released in 2021. This report, along with the Company's most recent Sustainability Report, is available under "Reports & Resources" in the "Sustainability" section on our website.
Highlights from 2025
Our significant achievements from 2025 included:
Leasing
•Signed 199 Manhattan office leases covering 2,568,551 square feet.
•Increased same-store Manhattan office occupancy to 93.0%, inclusive of leases signed but not yet commenced, as compared to 92.5% as of December 31, 2024.
•Early renewal and expansion with Newmark & Company Real Estate for 144,418 square feet at 125 Park Avenue.
•New lease with Harvey AI Corporation for 96,781 square feet at One Madison Avenue.
•Expansion lease with IBM for 92,663 square feet at One Madison Avenue.
•New expansion lease with a financial services company for 92,663 square feet at One Madison Avenue.
•New lease with Pinterest, Inc. for 82,812 square feet at Eleven Madison Avenue.
•New lease with Moroccan Oil for 68,965 square feet at 1185 Avenue of the Americas.
•New expansion lease with New York State Office of General Services for 66,106 square feet at 919 Third Avenue.
•New lease with Sigma Computing, Inc. for 64,077 square feet at One Madison Avenue.
Acquisitions
•Closed on the acquisition of 346 Madison Avenue and the adjacent site at 11 East 44th Street for $160.0 million.
•Closed on the acquisition of 500 Park Avenue for $127.0 million, financed with a new, five-year, $80.0 million mortgage, with a floating rate of 2.40% over Term SOFR, which the Company fixed to 6.57% through February 2028.
•Closed on the acquisition of our partner's 49.9% interest in 100 Park Avenue for total consideration of $14.9 million.
•Closed on the acquisition of our partners' combined 39.5% interest in 800 Third Avenue for total consideration of $5.1 million.
Dispositions
•Closed on the sale of a 5.0% interest in One Vanderbilt Avenue to Mori Building Co., Ltd. at a gross asset valuation of $4.7 billion. The transaction generated proceeds to the Company of $86.6 million.
•Closed on the sale of a 49.0% joint venture interest in 100 Park Avenue at a gross asset valuation of $425.0 million. The Company retained a 50.8% interest in the property. The transaction generated proceeds to the Company of $34.9 million.
•Closed on the sale of six Giorgio Armani Residences at 760 Madison Avenue. The transactions generated net proceeds to the Company of $93.3 million.
•Together with our joint venture partner, closed on the sale of 85 Fifth Avenue at a gross asset valuation of $46.8 million. The transaction generated net proceeds to the Company of $3.2 million.

Finance
•Together with our joint venture partner, completed a $1.4 billion, five-year, fixed-rate refinancing of 11 Madison Avenue. The mortgage carries a stated coupon of 5.625%, which the Company hedged to an effective rate of 5.592% for its portion.
•An affiliate of the Company and a joint venture partner extinguished the debt encumbering 1552-1560 Broadway, which resulted in the Company recording a net gain on discounted debt extinguishment of $57.2 million.
•Closed on a modification and extension of the mortgage on 100 Park Avenue. The modification extended the final maturity date to January 2029, inclusive of all available extension options, at a floating rate of 2.42% over Term SOFR, which the Company hedged to a fixed rate of 5.73% through the initial maturity date in January 2028
•Closed on a modification and extension of the mortgage on 800 Third Avenue. The modification extended the final maturity date to June 2031, inclusive of all available extension options. The floating interest rate was maintained at 1.70% over Term SOFR, which the Company hedged to a fixed rate of 5.03% from February 2026 through the initial maturity date in February 2029.
•Closed on a modification and extension of the mortgage on 100 Church Street. The modification included a paydown of the principal balance by $5.0 million to $365.0 million and extended the final maturity date to June 2028, inclusive of extension options. The interest rate was maintained at 5.887% through June 2027, after which the interest rate is fixed at 4.982% through final maturity.
SLG Opportunistic Debt Fund
•Acquired CMBS investments with an aggregate fair value of $165.3 million, excluding the Fund's purchase of the Company's interest in the joint venture that owns the preferred equity investment in 625 Madison Avenue which did not meet the conditions to be accounted for as a purchase.
•Closed on over $1.3 billion of capital commitments for the Fund, of which $213.6 million had been funded as of December 31, 2025.
Debt and Preferred Equity Investments
•The commercial mortgage investment in 522 Fifth Avenue, which had a carrying value of $125.0 million, was repaid for $200.0 million, in addition to interest income recognized on the investment. The repayment generated net proceeds to the Company of $196.6 million.
•Sold 50.0% of the joint venture entity that originated the preferred equity investment in 625 Madison for $104.9 million. In conjunction with this transaction, we acquired the remaining interest in the joint venture for $23.7 million and sold 50.0% of that interest for $10.9 million. The transactions generated net proceeds to the Company of $92.2 million.

ITEM 1A.    RISK FACTORS
Declines in the demand for office space in the New York metropolitan area, and in particular midtown Manhattan, could adversely affect the value of our real estate portfolio and our results of operations and, consequently, our ability to service current debt and to pay dividends and distributions to security holders.
A significant majority of our property holdings are comprised of commercial office properties located in midtown Manhattan. Our property holdings also include some retail properties. As a result of the concentration of our holdings, our business is dependent on the condition of the New York metropolitan area economy in general and the market for office space in midtown Manhattan in particular. Continued weakness and uncertainty in the New York metropolitan area economy could materially reduce the value of our real estate portfolio and our rental revenues, and thus adversely affect our cash flow and our ability to service our debt obligations and to pay dividends and distributions to security holders.
Following the COVID-19 pandemic, office companies continue to be affected by the increased acceptance of flexible or hybrid work schedules, allowing employees to work remotely and collaborate through video or teleconferencing instead of in-office attendance. Remote work policies and flexible work arrangements could cause office tenants to reassess their long-term physical needs, which could have an adverse effect on our business, results of operations, liquidity, cash flows, prospects, and our ability to achieve forward-looking targets and expectations.
We may be unable to renew leases or relet space as leases expire.
If tenants decide not to renew their leases upon expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of a renewal or new lease, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. As of December 31, 2025, approximately 46.3% of the rentable square feet at our consolidated properties and approximately 9.3% of the rentable square feet at our unconsolidated joint venture properties are scheduled to expire by December 31, 2030. As of December 31, 2025, these leases had annualized escalated rent totaling $316.3 million and $206.3 million, respectively. In addition, changes in space utilization by tenants may cause us to incur substantial costs in renovating or redesigning the internal configuration of the relevant property in order to renew or relet space. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service our debt obligations and pay dividends and distributions to security holders could be adversely affected.
We face significant competition for tenants.
The leasing of real estate is highly competitive. The principal competitive factors are rent, location, lease term, lease concessions, services provided and the nature and condition of the property to be leased. We directly compete with all owners, developers and operators of similar space in the areas in which our properties are located.
Our commercial office properties are concentrated in highly developed areas of the New York metropolitan area. Manhattan is the largest office market in the United States. The number of competitive office properties in the New York metropolitan area, which may be newer or better located than our properties, could have a material adverse effect on our ability to lease office space at our properties, and on the effective rents we are able to charge.
The expiration of long term leases or operating sublease interests where we do not own a fee interest in the land could adversely affect our results of operations.
Our interests in certain properties are entirely or partially comprised of either long-term leasehold or operating sublease interests in the land and the improvements, rather than by ownership of fee interest in the land. As of December 31, 2025, the expiration dates of these long-term leases range from 2043 to 2119, including the effect of our unilateral extension rights at each of these properties. Pursuant to the leasehold arrangements, we, as tenant under the long-term leasehold or the operating sublease, perform the functions traditionally performed by landlords with respect to our subtenants. We are responsible for collecting rent from our subtenants, as well as maintaining the property and paying expenses relating to the property. Annualized cash rents, including our share of joint venture annualized cash rents, from properties held through long-term leases or operating sublease interests as of December 31, 2025 totaled $225.2 million, or 15.9%, of our share of total Portfolio annualized cash rent. Unless we purchase a fee interest in the underlying land or extend the terms of these leases prior to expiration, we will no longer operate these properties upon expiration of the leases, which could adversely affect our financial condition and results of operations. Rent payments under leasehold or operating sublease interests are adjusted, within the parameters of the contractual arrangements, at certain intervals. Rent adjustments typically result in higher rents that could adversely affect our financial condition and results of operation.

We rely on five large properties for a significant portion of our revenue.
Five of our properties, One Vanderbilt Avenue, 11 Madison Avenue, 420 Lexington Avenue, 1515 Broadway and 245 Park Avenue accounted for 36.6% of our Portfolio annualized cash rent, which includes our share of joint venture annualized cash rent, as of December 31, 2025.
Our revenue and cash available to service debt obligations and for distribution to our stockholders would be materially adversely affected if any of these properties were materially damaged or destroyed. Additionally, our revenue and cash available to service debt obligations and for distribution to our stockholders would be materially adversely affected if tenants at these properties fail to timely make rental payments due to adverse financial conditions or otherwise, default under their leases or file for bankruptcy or become insolvent.
Our results of operations rely on major tenants and insolvency or bankruptcy of these or other tenants could adversely affect our results of operations.
Giving effect to leases in effect as of December 31, 2025, for consolidated properties and unconsolidated joint venture properties, as of that date, our five largest tenants, based on annualized cash rent, accounted for 15.2% of our share of Portfolio annualized cash rent, with one tenant, Paramount Global, accounting for 5.3% of our share of Portfolio annualized cash rent. Our business and results of operations would be adversely affected if any of our major tenants become insolvent, file for bankruptcy, or otherwise fail to timely make rental payments or at all. In addition, if business conditions in the industries in which our tenants are concentrated deteriorate, or economic volatility has a disproportionate impact on our tenants, we may experience increases in past due accounts, defaults, lower occupancy and reduced effective rents across tenants in such industries, which could in turn have an adverse effect on our business and results of operations.
Construction is in progress at our development projects.
The Company's development projects are subject to internal and external factors which may affect construction progress. Unforeseen matters could delay completion, result in increased costs or otherwise have a material effect on our results of operations. In addition, the extended time frame to complete these projects could cause them to be subject to shifts and trends in the real estate market which may not be consistent with our current business plans for the properties.
We are subject to risks that affect the retail environment.
While only 2.2% of our Portfolio annualized cash rent was generated by retail properties as of December 31, 2025, principally in Manhattan, we are subject to risks that affect the retail environment generally, including the level of consumer spending and preferences, consumer confidence, electronic retail competition and levels of tourism in Manhattan. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our retail properties, which could in turn have an adverse effect on our business and results of operations.
We are subject to the risk of adverse changes in economic and geopolitical conditions in general and the commercial office markets in particular.
Our business has been and may continue to be affected by the ongoing volatility in the U.S. financial and credit markets and higher interest rate environments and other market, economic or geopolitical challenges experienced by the U.S. economy or the real estate industry as a whole, including changes in law and policy and uncertainty in connection with any such changes. Periods of economic weakness or volatility result in reduced access to credit and/or wider credit spreads. Economic or political uncertainty, including concern about growth and the stability of the markets generally and changes in interest rates, have led lenders and institutional investors to reduce and, in some cases, cease to provide funding to borrowers, which adversely affects our liquidity and financial condition, and the liquidity and financial condition of our tenants. Specifically, our business, like other real estate businesses, has been and may continue to be affected by the following conditions:
•significant job losses or declining rates of job creation, which decrease demand for office space, causing market rental rates and property values to be negatively impacted;
•the ability to borrow on terms and conditions that we find acceptable, which reduces our ability to pursue acquisition and development opportunities and refinance existing debt, reducing our returns from both our existing operations and our acquisition and development activities and increasing our future interest expense; and
•reduced values of our properties, which limits our ability to dispose of assets at acceptable prices and to obtain debt financing secured by our properties.

Leasing office space to smaller and growth-oriented businesses could adversely affect our cash flow and results of operations.
Some of the tenants in our properties are smaller, growth-oriented businesses that may not have the financial strength of larger corporate tenants. Smaller companies generally experience a higher rate of failure than larger businesses. Growth-oriented firms may also seek other office space as they develop. Leasing office space to these companies creates a higher risk of tenant defaults, turnover and bankruptcies, which could adversely affect our cash flow and results of operations.
We may suffer adverse consequences if our revenues decline since our operating costs do not decline in proportion to our revenue.
We earn a significant portion of our income from renting our properties. Our operating costs, however, do not fluctuate in proportion to changes in our rental revenue. If revenues decline more than expenses, we may be forced to borrow to cover our costs, we may incur losses or we may not have cash available to service our debt obligations and to pay dividends and distributions to security holders.
Competition for acquisitions and other investments may reduce the number of opportunities available to us and increase the costs of those acquisitions or other investments.
We may acquire properties or make other debt and preferred equity investments when we are presented with attractive opportunities. We may face competition for acquisition or other investment opportunities from other investors, particularly those investors who are willing to incur more leverage, and this competition may adversely affect us by subjecting us to the following risks:
•an inability to acquire or otherwise make an investment in a desired property or asset because of competition from other well-capitalized real estate investors, including publicly traded and privately held REITs, private real estate funds, domestic and foreign financial institutions, life insurance companies, sovereign wealth funds, pension trusts, partnerships and individual investors; and
•an increase in the purchase price for such acquisition property.
If we are unable to successfully acquire or make investments in additional properties, our ability to grow our business could be adversely affected.
We face risks associated with property acquisitions and other investments.
Our acquisition and investment activities may not be successful if we are unable to meet required closing conditions or unable to finance acquisitions and developments of properties (or make other investments) on favorable terms or at all. Additionally, we have less visibility into the future performance of acquired properties (or properties in which we may seek to make other future investments) than properties that we have owned for a period of time, and therefore, recently acquired properties (or properties in which we have recently made other investments) may not be as profitable as our existing portfolio.
Further, we may acquire properties subject to both known and unknown liabilities and without any recourse, or with only limited recourse to the seller. As a result, if a liability were asserted against us arising from our ownership of those properties, we might have to pay substantial sums to settle it, which could adversely affect our cash flow. Unknown liabilities with respect to properties acquired might include:
•claims by tenants, vendors or other persons arising from dealing with the former owners of the properties;
•liabilities incurred in the ordinary course of business;
•claims for indemnification by general partners, directors, officers and others indemnified by the former owners of the properties; and
•liabilities for clean-up of undisclosed environmental contamination.
Similarly, the due diligence process that we undertake in connection with investments may not reveal all facts that may be relevant in connection with making such an investment, including unknown liabilities, that may impact the value of our investment. Such investments may also be in relatively high-risk, illiquid assets, including structured products, and may fail to realize any profits for a considerable period of time or lose some or all of the principal investments.

Limitations on our ability to sell or reduce the indebtedness on specific properties could adversely affect the value of our common stock.
In connection with past and future acquisitions of interests in properties, we have or may agree to restrictions on our ability to sell or refinance the acquired properties for certain periods. These limitations could result in us holding properties which we would otherwise sell, or prevent us from paying down or refinancing existing indebtedness, any of which may have adverse consequences on our business and result in a material adverse effect on our financial condition and results of operations.
Potential losses may not be covered by insurance.
We maintain "all-risk" property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")) within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company ("Belmont"), provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. There is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned, in whole or in part, by the Company or its affiliates.
Furthermore, with respect to certain of our properties, including certain properties held by joint ventures or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss.
The occurrence of a terrorist attack may adversely affect the value of our properties and our ability to generate cash flow.
Our operations are primarily concentrated in the New York metropolitan area. In the aftermath of a terrorist attack or other acts of terrorism or war, tenants in the New York metropolitan area may choose to relocate their business to less populated, lower-profile areas of the United States that those tenants believe are not as likely to be targets of future terrorist activity. In addition, economic activity could decline as a result of terrorist attacks or other acts of terrorism or war, or the perceived threat of such acts. Each of these impacts could in turn trigger a decrease in the demand for space in the New York metropolitan area, which could increase vacancies in our properties and force us to lease our properties on less favorable terms. While under the Terrorism Risk Insurance Program Reauthorization Act of 2019, insurers must make terrorism insurance available under their property and casualty insurance policies, this legislation does not regulate the pricing of such insurance. The absence of affordable terrorism insurance coverage may adversely affect the general real estate lending market, lending volume and the market's overall liquidity and, in the event of an uninsured loss, we could lose all or a portion of our assets. Furthermore, we may also experience increased costs in relation to security equipment and personnel. As a result, the value of our properties and our results of operations could materially decline.
We face possible risks associated with natural disasters and the effects of climate change.
We are committed to enhancing the resilience of our properties and we have established comprehensive procedures intended to effectively identify, manage, and respond to climate-related risks. Our procedures encompass a range of potential impacts, including those stemming from natural disasters such as storms, heatwaves, hurricanes, flooding and other severe weather. We recognize, however, that the intensity and severity of extreme weather events and the rise in sea levels have the potential to impact our properties, operations and overall business. Since Hurricane Sandy in 2012, New York City has experienced several severe storms that have had significant impacts on the area, and we are actively tracking the risks these storms pose to the city's real estate market and physical landscape. Over time, and in an extreme scenario, these conditions could result in declining demand for office space, specifically in coastal areas of New York City, or potentially an inability to fully operate buildings. Climate change may also have indirect effects on our business by increasing the cost of property insurance on terms we find acceptable or causing a lack of availability of sufficient insurance. There could also be increases in the cost of energy and other natural resources at our properties as we seek to repair and protect our properties against climate risks. We proactively review every building through both a financial and environmental lens to ensure that building systems and operations align with our climate-related risk assessments. However, any of these direct or indirect effects of climate change may have a material adverse effect on our properties, operations or business.

We may incur significant costs to comply with climate change related regulatory initiatives, and in particular those implemented in New York City.
Numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. In particular, New York State passed the Climate Leadership and Community Protection Act in 2019, mandating the adoption of a net-zero carbon economy statewide by 2050, with a zero-carbon electricity grid by 2040. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. As our portfolio is principally located in Manhattan, our business is subject to transition risks related to these climate change policies. Costs of compliance or penalties in later compliance periods have the potential to be significant. If we are unable to meet the required emissions reductions, we may be subject to material fines that will continue to be assessed each year we fail to comply. Based on current emissions data available from 2024, our portfolio is expected to be compliant through 2029, with no material financial impact to our properties, and were fully compliant for the first reporting year. Additionally, even if we can achieve compliance under LL97 in a given year, it is not a certainty that we will remain in compliance in subsequent years.
Our management of the Fund involves certain risks, which could adversely affect our business, financial condition and results of operations.
In addition to the risks generally described in this report, our management of the Fund, as well as our investment in the Fund, may be subject to market and performance risks and risks related to the regulatory environment, which include, but are not limited to:
•Market Risk: Difficult market conditions can adversely affect the Fund in many ways, including by negatively impacting Fund performance and reducing the Fund’s ability to raise or deploy capital, reducing our assets under management, which we refer to as our assets under management ("AUM"), and lowering management fee income and incentive income, increasing the cost of financial instruments and executing transactions.
•Historical Returns: Any historical returns attributable to the Fund should not be considered as indicative of the future results of the Fund or any future funds we may raise.
•Regulatory Risk: Our investment management subsidiary is regulated by the Securities and Exchange Commission under the Investment Advisers Act of 1940, which we sometimes refer to as the Advisers Act. Regulatory investigations, sanctions or penalties may harm our reputation and adversely impact our ability to attract investors to our funds and the amount of our AUM.
Any expansion of our Fund business may affect our business, financial condition and results of operations.
RISKS RELATED TO OUR LIQUIDITY AND CAPITAL RESOURCES
Debt financing, financial covenants, degree of leverage and increases in interest rates could adversely affect our economic performance.
Scheduled debt payments could adversely affect our results of operations.
Cash flow could be insufficient to meet the payments of principal and interest required under our current mortgages, our 2021 credit facility, our senior unsecured notes, our debentures and indebtedness outstanding at our joint venture properties. The total principal amount of our outstanding consolidated indebtedness was $4.0 billion as of December 31, 2025, consisting of $1.2 billion in unsecured bank term loans, $100.0 million of junior subordinated deferrable interest debentures, $2.1 billion of non-recourse mortgages and loans payable on certain of our properties and debt and preferred equity investments and $640.0 million drawn under our revolving credit facility. In addition, we could increase the amount of our outstanding consolidated indebtedness in the future, in part by borrowing under the revolving credit facility. As of December 31, 2025, the total principal amount of indebtedness outstanding at the joint venture properties was $12.5 billion, of which our proportionate share was $5.9 billion.
If we are unable to make payments under our 2021 credit facility, all amounts due and owing at such time shall accrue interest at a per annum rate equal to 2% higher than the rate applicable immediately prior to the default. If we are unable to make payments under our senior unsecured notes, the principal and unpaid interest will become immediately payable. If a property is mortgaged to secure payment of indebtedness and we are unable to meet mortgage payments, the mortgagee could foreclose on the property, resulting in loss of income and asset value. Foreclosure on mortgaged properties or an inability to make payments under our 2021 credit facility or our senior unsecured notes could trigger defaults under the terms of our other financings, making such financings at risk of being declared immediately payable, and would have a negative impact on our financial condition and results of operations.

We may not be able to refinance existing indebtedness, which may require substantial principal payments at maturity. $555.1 million of consolidated mortgage debt and $1.1 billion of unconsolidated joint venture debt is scheduled to mature in 2026 after giving effect to our as-of-right extension options and repayments and refinancing of consolidated and joint venture debt between December 31, 2025 and February 17, 2026 as discussed in the "Financial Statements and Supplementary Data" section. At the present time, we intend to repay, refinance or exercise extension options on the debt associated with our properties on or prior to their respective maturity dates. At the time of refinancing, prevailing interest rates or other factors, such as the possible reluctance of lenders to make commercial real estate loans, may result in higher interest rates. Increased interest expense on the extended or refinanced debt would adversely affect cash flow and our ability to service debt obligations and pay dividends and distributions to security holders. If any principal payments due at maturity cannot be repaid, refinanced or extended, our cash flow will not be sufficient to repay maturing or accelerated debt.
Financial covenants could adversely affect our ability to conduct our business.
The mortgages and mezzanine loans on our properties generally contain customary negative covenants that limit our ability to further mortgage the properties, to enter into material leases without lender consent or materially modify existing leases, among other things. In addition, our 2021 credit facility and senior unsecured notes contain restrictions and requirements on our method of operations. Our 2021 credit facility and our unsecured notes also require us to maintain designated ratios, including, but not limited to, total debt-to-assets, debt service coverage and unencumbered assets-to-unsecured debt. These restrictions could adversely affect operations (including reducing our flexibility and our ability to incur additional debt), our ability to pay debt obligations and our ability to pay dividends and distributions to security holders.
High interest rates could adversely affect our cash flow.
Advances under our 2021 credit facility and certain property-level mortgage debt bear interest at a variable rate. After giving effect to derivatives, our consolidated variable rate borrowings totaled just $0.4 billion as of December 31, 2025. In addition, we could increase the amount of our outstanding variable rate debt in the future, in part by borrowing additional amounts under our 2021 credit facility. Borrowings under our revolving credit facility and two term loans bore interest at the adjusted term Secured Overnight Financing Rate ("SOFR") plus 10 basis points, and the applicable spreads of 140 basis points, 160 basis points, and 180 basis points, respectively, as of December 31, 2025. As of December 31, 2025, borrowings under our term loans and junior subordinated deferrable interest debentures totaled $1.2 billion and $100.0 million, respectively. We may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance our debt at higher rates. If we were to incur variable rate indebtedness in the future, we may seek to enter into derivative instruments to mitigate the effect of such variable rate debt. However, such derivative instruments may not be available on favorable terms or at all. As of December 31, 2025, a hypothetical 100 basis point increase in interest rates across each of our variable interest rate instruments, including our variable rate debt and preferred equity investments which mitigate our exposure to interest rate changes, would increase our net annual interest costs by $2.3 million and would increase our share of joint venture annual interest costs by $4.5 million. Our joint ventures may also incur variable rate debt and face similar risks. Accordingly, increases in interest rates could adversely affect our results of operations and financial conditions and our ability to continue to pay dividends and distributions to security holders.
In addition, borrowings under our existing term loan and revolving credit facilities bear interest at a rate based on term SOFR, which is a relatively new reference rate that replaced U.S. dollar London Interbank Offered Rate ("LIBOR"). As a result of SOFR's limited performance history, the future performance of SOFR cannot be reliably predicted. The level of SOFR during the term of our existing term loan and revolving credit facilities may bear little or no relation to the historical level of SOFR. The future performance of SOFR is impossible to reliably predict, and, therefore, no future performance under our existing term loan and revolving credit facilities as it relates to SOFR may be inferred from historical performance. Since the initial publication of SOFR, daily changes in SOFR have, on occasion, been more volatile than daily changes in comparable benchmark or market rates, and SOFR over the term of our existing term loan and revolving credit facilities may bear little or no relation to the historical actual or historical indicative data. Changes in the levels of SOFR will affect the amount of interest we pay on our existing credit facilities.
Our hedging strategies may not effectively limit exposure against interest rate changes, which may adversely affect results of operations.
The interest rate hedge instruments we use to manage some of our exposure to interest rate volatility involve risk and counterparties may fail to perform under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to interest rate changes. When existing interest rate hedges terminate, we may incur increased costs in putting in place further interest rate hedges. Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

Increases in our leverage could adversely affect our results of operations and the trading price of our stock.
Our organizational documents do not contain any limitation on the amount of indebtedness we may incur. We consider many factors when making decisions regarding the incurrence of indebtedness, such as the purchase price of properties to be acquired with debt financing, the estimated market value of our properties and the ability of particular properties and our business as a whole to generate cash flow to cover expected debt service. Any changes that increase our leverage could be viewed negatively by investors and could have a material effect on our financial condition, results of operations, cash flows, the trading price of our securities and our ability to pay dividends and distributions to security holders.
Debt and preferred equity investments could cause us to incur expenses, which could adversely affect our results of operations.
We held consolidated first mortgages, mezzanine loans, junior participations and preferred equity interests with an aggregate net book value of $168.4 million as of December 31, 2025. In addition, we may invest in mortgage-backed securities and other marketable securities. Some of these instruments may have some recourse to their sponsors, while others are limited to the collateral securing the loan. In the event of a default under these obligations, we may take possession of the collateral securing these interests. Borrowers may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against such enforcement and/or bring claims for lender liability in response to actions to enforce their obligations to us. Declines in the value of the property may prevent us from realizing an amount equal to our investment upon foreclosure or realization even if we make substantial improvements or repairs to the underlying real estate in order to maximize such property's investment potential.
Our debt and preferred equity investments are carried at the net amounts expected to be collected. We maintain and regularly evaluate the need for reserves to protect against potential future credit losses. Our reserves reflect management's judgment of the probability and severity of losses and the value of the underlying collateral. We cannot be certain that our judgment will prove to be correct and that our reserves will be adequate over time to protect against future credit losses because of unanticipated adverse changes in the economy or events adversely affecting specific properties, assets, tenants, borrowers, industries in which our tenants and borrowers operate or markets in which our tenants and borrowers or their properties are located. The ultimate resolutions may differ from our expectation, and we could suffer losses which would have a material adverse effect on our financial performance, the trading price of our securities and our ability to pay dividends and distributions to security holders.
Joint investments could be adversely affected by our lack of sole decision-making authority and reliance upon a co-venturer's financial condition.
We co-invest with third parties through partnerships, joint ventures, co-tenancies or other structures, and by acquiring non-controlling interests in, or sharing responsibility for managing the affairs of, a property, partnership, joint venture, co-tenancy or other entity. Therefore, we may not be in a position to exercise sole decision-making authority regarding such property, partnership, joint venture or other entity. Investments in partnerships, joint ventures or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might file for bankruptcy protection or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are competitive or inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we, nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers. As of December 31, 2025, we had an aggregate carrying value in joint ventures totaling $2.6 billion.
Certain of our joint venture agreements contain terms in favor of our partners that could have an adverse effect on the value of our investments in the joint ventures.
Each of our joint venture agreements has been individually negotiated with our partner in the joint venture and, in some cases, we have agreed to terms that are more favorable to our partner in the joint venture than to us. For example, our partner may be entitled to a specified portion of the profits of the joint venture before we are entitled to any portion of such profits. We may also enter into similar arrangements in the future.

We are dependent on external sources of capital.
We need a substantial amount of capital to operate and grow our business. This need is exacerbated by the distribution requirements imposed on us for SL Green to qualify as a REIT. We therefore rely on third-party sources of capital, which may not be available on favorable terms or at all. Our access to third-party sources of capital depends on a number of things, including the market's perception of our growth potential and our current and potential future earnings. In addition, we may raise money in the public equity and debt markets and our ability to do so will depend upon the general conditions prevailing in these markets. At any time, conditions may exist which effectively prevent us, or REITs in general, from accessing these markets. Moreover, additional equity offerings may result in substantial dilution of our stockholders' interests, and additional debt financing may substantially increase our leverage.
RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE
We depend on dividends and distributions from our direct and indirect subsidiaries.
Substantially all of our assets are held through subsidiaries of our Operating Partnership. We are, therefore, dependent on the results of operations of our subsidiaries and their ability to provide us with cash, whether in the form of dividends paid through our Operating Partnership, loans or otherwise, to meet our obligations and to pay any dividends to our equity holders. Any distributions to us from those subsidiaries may be subject to contractual and other restrictions, including such subsidiaries' obligations to their creditors, and could be subject to other business and operational considerations. Additionally, our Operating Partnership's ability to distribute to us any cash that it receives from our subsidiaries will also depend on its ability to first satisfy its obligations to its creditors and make distributions payable to holders of its outstanding preferred units and any additional preferred units it may issue from time to time.
In addition, our participation in any distribution of the assets of any of our direct or indirect subsidiaries upon any liquidation, reorganization or insolvency is only after the claims of the creditors, including trade creditors and preferred security holders, are satisfied.
Our charter documents, debt instruments and applicable law may hinder any attempt to acquire us, which could discourage takeover attempts and prevent our stockholders from receiving a premium over the market price of our stock.
Provisions of our charter and bylaws could inhibit changes in control.
A change of control of our company could benefit stockholders by providing them with a premium over the then-prevailing market price of our stock. However, provisions contained in our charter and bylaws may delay or prevent a change in control of our company. These provisions, discussed more fully below, are:
•Ownership limitations;
•Maryland takeover statutes that may prevent a change of control of our company; and
•Contractual provisions that limit the assumption of certain of our debt.
We have a stock ownership limit.
To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding capital stock may be owned by five or fewer individuals at any time during the last half of any taxable year. For this purpose, stock may be "owned" directly, as well as indirectly under certain constructive ownership rules, including, for example, rules that attribute stock held by one shareholder to another shareholder. In part to avoid violating this rule regarding stock ownership limitations and maintain our REIT qualification, our charter prohibits direct or indirect ownership by any single stockholder of more than 9.0% in value or number of shares of our common stock. Limitations on the ownership of preferred stock may also be imposed by us.
Our board of directors has the discretion to raise or waive this limitation on ownership for any stockholder if deemed to be in our best interest. Our board of directors has granted such waivers from time to time. To obtain a waiver, a stockholder must present the board and our tax counsel with evidence that ownership in excess of this limit will not affect our present or future REIT status.
Absent any exemption or waiver, stock acquired or held in excess of the limit on ownership will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the stockholder's rights to distributions and to vote would terminate. The stockholder would be entitled to receive, from the proceeds of any subsequent sale of the shares transferred to the charitable trust, the lesser of: the price paid for the stock or, if the owner did not pay for the stock, the market price of the stock on the date of the event causing the stock to be transferred to the charitable trust; and the amount realized from the sale.
This limitation on ownership of stock could delay or prevent a change in control of our company.

Maryland takeover statutes may prevent a change of control of our company, which could depress our stock price.
Under the Maryland General Corporation Law, or the MGCL, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns 10% or more of the voting power of the corporation's outstanding voting stock; or
•an affiliate or associate of the corporation who, at any time within the two year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.
A person is not an interested stockholder under the statute if the board of directors approves in advance the transaction by which he otherwise would have become an interested stockholder.
After the five year prohibition, any business combination between the Maryland corporation and an interested stockholder generally must be recommended by the board of directors of the corporation and approved by the affirmative vote of at least:
•80% of the votes entitled to be cast by holders of outstanding shares of voting stock of the corporation, voting together as a single group; and
•two-thirds of the votes entitled to be cast by holders of voting stock of the corporation other than shares held by the interested stockholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested stockholder.
The business combination statute may discourage others from trying to acquire control of us and increase the difficulty of consummating any offer, including potential acquisitions that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
In addition, the MGCL provides that holders of "control shares" of a Maryland corporation acquired in a "control share acquisition" will not have voting rights with respect to the control shares except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares of stock owned by the acquiror, by officers of the corporation or by directors who are employees of the corporation. "Control shares" means voting shares of stock that, if aggregated with all other shares of stock owned by the acquiror or in respect of which the acquiror is able to exercise or direct the exercise of voting power (except solely by virtue of a revocable proxy), would entitle the acquiror to exercise voting power in electing directors within one of the following ranges of voting power: (i) one-tenth or more but less than one-third; (ii) one-third or more but less than a majority; or (iii) a majority or more of all voting power. A "control share acquisition" means the acquisition of ownership of, or the power to direct the exercise of voting power with respect to, issued and outstanding control shares, subject to certain exceptions.
We have opted out of the "business combinations" and "control shares" provisions of the MGCL by resolution of our board of directors and a provision in our bylaws, respectively. However, in the future, our board of directors may reverse its decision by resolution and elect to opt in to the MGCL's business combination provisions, or amend our bylaws and elect to opt in to the MGCL's control share provisions.
Additionally, other provisions of the MGCL permit our board of directors, without stockholder approval and regardless of what is provided in our charter or bylaws, to implement certain other takeover defenses, some of which have been implemented through provisions in our charter or bylaws unrelated to the provisions of the MGCL. Such takeover defenses, to the extent implemented now or in the future, may have the effect of inhibiting a third party from making us an acquisition proposal or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide our stockholders with an opportunity to realize a premium over the then-current market price.
Contractual provisions that limit the assumption of certain of our debt may prevent a change in control.
Certain of our consolidated debt is not assumable and may be subject to significant prepayment penalties. These limitations could deter a change in control of our company.

SL Green's failure to qualify as a REIT would be costly and would have a significant effect on the value of our securities.
We believe we have operated in a manner for SL Green to qualify as a REIT for federal income tax purposes and intend to continue to so operate. Many of the REIT compliance requirements, however, are highly technical and complex. The determination that SL Green is a REIT requires an analysis of factual matters and circumstances. These matters, some of which are not totally within our control, can affect SL Green's qualification as a REIT. For example, to qualify as a REIT, at least 95% of our gross income must come from designated sources that are listed in the applicable tax laws. We are also required to distribute to stockholders at least 90% of our REIT taxable income excluding capital gains. The fact that we hold our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the Internal Revenue Service, or the IRS, might make changes to the tax laws and regulations that make it more difficult, or impossible, for us to remain qualified as a REIT.
If SL Green fails to qualify as a REIT, the funds available for distribution to our stockholders would be substantially reduced as we would not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates and possibly increased state and local taxes.
Also, unless the IRS grants us relief under specific statutory provisions, SL Green would remain disqualified as a REIT for four years following the year in which SL Green first failed to qualify. If SL Green failed to qualify as a REIT, SL Green would have to pay significant income taxes and would therefore have less money available for investments, to service debt obligations or to pay dividends and distributions to security holders. This would have a significant adverse effect on the value of our securities. In addition, the REIT tax laws would no longer obligate us to make any distributions to stockholders. As a result of all these factors, if SL Green fails to qualify as a REIT, this could impair our ability to expand our business and raise capital.
We may in the future pay taxable dividends on our common stock in common stock and cash.
In order to qualify as a REIT, we are required to annually distribute to our stockholders at least 90% of our REIT taxable income, excluding net capital gains. In order to avoid taxation of our income, we are required to annually distribute to our stockholders all of our taxable income, including net capital gains. In order to satisfy these requirements, we have, and in the future may make distributions that are payable partly in cash and partly in shares of our common stock. If we pay such a dividend, taxable stockholders would be required to include the entire amount of the dividend, including the portion paid with shares of common stock, as income to the extent of our current and accumulated earnings and profits, and may be required to pay income taxes with respect to such dividends in excess of the cash dividends received.
RISKS RELATED TO LEGAL AND REGULATORY MATTERS
We may incur costs to comply with governmental laws and regulations.
We are subject to various federal, state and local environmental and health and safety laws that can impose liability on current and former property owners or operators for the clean-up of certain hazardous substances released on a property or of contamination at any facility (e.g., a landfill) to which we have sent hazardous substances for treatment or disposal, without regard to fault or whether the release or disposal was in compliance with law. Being held responsible for such a clean-up could result in significant cost to us and have a material adverse effect on our financial condition and results of operations.
Our properties may be subject to risks relating to current or future laws, including laws benefiting disabled persons, such as the Americans with Disabilities Act, and state or local zoning, construction or other regulations. Compliance with such laws may require significant property modifications in the future, which could be costly. Non-compliance could result in fines being levied against us in the future.
Compliance with changing or new regulations applicable to corporate governance and public disclosure may result in additional expenses, or affect our operations.
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

Our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our continued efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of our internal controls over financial reporting and our external auditors' audit of that assessment have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our directors, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified directors and executive officers, which could harm our business.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes or payments in lieu of taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates could adversely impact our financial condition, results of operations and our ability to satisfy our debt service obligations and to pay dividends and distributions to our security holders.
GENERAL RISK FACTORS
The trading price of our common stock has been and may continue to be subject to wide fluctuations.
Between January 1, 2025 and December 31, 2025, the closing sale price of our common stock on the New York Stock Exchange, or the NYSE, ranged from $41.53 to $68.38 per share. Our stock price may fluctuate in response to a number of events and factors, such as those described elsewhere in this "Risk Factors" section. Equity issuances or buybacks by us or the perception that such issuances or buybacks may occur may also affect the market price of our common stock.
Future issuances of common stock, preferred stock or other equity linked securities could dilute existing stockholders' interests.
Our charter authorizes our Board of Directors to issue additional shares of common stock, preferred stock and convertible equity or debt without stockholder approval and without the requirement to offer rights of pre-emption to existing stockholders. Any such issuance could dilute our existing stockholders' interests. Also, any future series of preferred stock may have voting provisions that could delay or prevent a change of control of our company.
Changes in market conditions could adversely affect the market price of our common stock.
As with other publicly traded equity securities, the value of our common stock depends on various market conditions, which may change from time to time. In addition to the current economic environment and future volatility in the securities and credit markets, the following market conditions may affect the value of our common stock:
•the general reputation of REITs and the attractiveness of our equity securities in comparison to other equity securities, including securities issued by other real estate-based companies;
•our financial performance; and
•general stock and bond market conditions.
The market value of our common stock is based on a number of factors including, but not limited to, the market's perception of the current and future value of our assets, our growth potential and our current and potential future earnings and cash dividends. Consequently, our common stock may trade at prices that are higher or lower than our net asset value per share of common stock.
Changes to U.S. federal income tax laws could materially and adversely affect us and our stockholders.
U.S. federal income tax laws and the rules dealing with U.S. federal income taxation are continually under review by Congress, the IRS, and the U.S. Department of the Treasury. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets.
Loss of key personnel could harm our operations and our stock price.
We are dependent on the efforts of Marc Holliday, our chairman, chief executive officer and interim president. Mr. Holliday entered into a new employment agreement in December 2024, which expires in July 2028. A loss of Mr. Holliday's services could adversely affect our operations and could be negatively perceived by the market resulting in a decrease in our stock price.

Our business and operations would suffer in the event of system failures or cyber security attacks.
Despite system redundancy, the implementation of security measures and the preparation of a disaster data recovery plan, our internal information technology (“IT”) networks and third-party systems on which we rely are vulnerable to a number of risks including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber attacks and intrusions, such as phishing attacks, ransomware, data breaches and unauthorized access, including from persons inside our organization or from persons outside our organization with access to our systems, any of which could be enhanced or facilitated by artificial intelligence. The risk of a security breach or disruption, particularly through cyber attacks and intrusions, including by hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased, and artificial intelligence could intensify these risks. Like other businesses, we have experienced cyber incidents in the past, which were not individually, or in the aggregate, material, and we may be subject to cyber attacks in the future. Our systems are critical to the operation of our business, as well as certain of our tenants, and a system failure, accident or security breach could result in a material disruption to our business and operations. We have and may also incur additional costs to remedy damages caused by such disruptions. Although we make efforts to maintain the security and integrity of our systems and have implemented various measures designed to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Any compromise of our security could also result in a violation of applicable privacy and other laws, significant legal and financial exposure, damage to our reputation and relationships with tenants and vendors, loss or misappropriation of data (which may be confidential, proprietary and/or commercially sensitive in nature) and a loss of confidence in our security measures, which could harm our business.
Forward-looking statements may prove inaccurate.
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Information," for additional disclosure regarding forward-looking statements.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
As of December 31, 2025, we did not have any unresolved comments with the staff of the SEC.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
The Company's business and proprietary information, information technology and operational technology assets are important to its success. The Company's cybersecurity program is designed to protect its information assets and operations from external and internal cyber threats by seeking to mitigate and manage risks while helping to ensure business resilience. The program is applied across all levels of the Company.
The Company takes a risk-based approach to cybersecurity and has implemented policies that are designed to address cybersecurity threats and incidents, including those related to third-party service providers. The Company assesses risks from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the Company's cybersecurity standards, processes and practices, as part of the Company's overall risk management system. The Company also leverages external resources and advisors as needed to reinforce its cybersecurity capacity. External consultants perform testing exercises to further assess the Company's cybersecurity program on an annual basis, or more frequently if circumstances warrant such testing.
The Company's cybersecurity strategy is guided by prioritized risk, the National Institute for Standards and Technology (NIST) Cybersecurity Framework, and emerging business needs. The Company maintains a cybersecurity incident response plan, as well as a monitoring program, to support senior leadership and the Board.
The Company's cybersecurity team manages its incident response plan and monitoring program. Company employees are provided cybersecurity awareness training, which includes topics on the Company's policies and procedures for reporting potential incidents. The Company's cybersecurity team is focused on evaluating emerging risks, regulations, and compliance matters and updating the policies and procedures accordingly.
To date, cybersecurity risks, including as a result of any previous cybersecurity incidents, have not materially affected and we believe are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “Our business and operations would suffer in the event of system failures or cyber security attacks” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance
The Board oversees the Company's risk management process directly and through its committees. Pursuant to the Audit Committee Charter, the Audit Committee of the Board provides compliance oversight to the Company's risk assessment and risk management policies and the steps management has taken to monitor and mitigate such exposures and risks.
The Company's Senior Director, Information Security & Network Systems, in coordination with the Senior Vice President, Information Technology, is responsible for leading the assessment and management of cybersecurity risks. The Senior Director, Information Security & Network Systems and Senior Vice President, Information Technology regularly review and assess cybersecurity initiatives and are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through briefings with internal and external personnel as well as alerts from security measures deployed in the Company's IT environment. These individuals collectively have over 30 years of experience in information security. The Senior Vice President, Information Technology reports to the Board, the Audit Committee and management on cybersecurity risk assessment, policies, incident prevention, detection, mitigation, and remediation of cybersecurity incidents on an as needed basis.
ITEM 2.    PROPERTIES
Our Portfolio
General
As of December 31, 2025, we owned or held interests in 16 consolidated commercial office buildings encompassing approximately 9.5 million rentable square feet and 10 unconsolidated commercial office buildings encompassing approximately 13.9 million rentable square feet located primarily in midtown Manhattan. Many of these buildings include some amount of retail space on the lower floors, as well as basement/storage space. As of December 31, 2025, our portfolio also included ownership interests in one consolidated property, encompassing six commercial office buildings totaling approximately 0.7 million rentable square feet, in Stamford Connecticut, which we refer to as our Suburban property. Some of these buildings also include a small amount of retail space on the lower floors, as well as basement/storage space.
As of December 31, 2025, we also owned or held interests in five prime retail properties encompassing approximately 313.3 thousand square feet, five buildings in differing stages of development or redevelopment encompassing approximately 1.2 million square feet, and two residential building encompassing 542 residential units and 484 dormitory beds, respectively, encompassing approximately 0.6 million square feet. In addition, we manage one office building and one retail building owned by a third party encompassing approximately 0.4 million square feet and held debt and preferred equity investments with a book value of $168.4 million, excluding $12.2 million of investments recorded in balance sheet line items other than the Debt and preferred equity investments line item.

The following tables set forth certain information with respect to each of the Manhattan and Suburban office, prime retail, residential, development and redevelopment properties in the portfolio as of December 31, 2025 (dollars in thousands):

				Occupancy
Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Leased (2)	% Occupied (3)	% Economic (4)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
MANHATTAN CONSOLIDATED OFFICE PROPERTIES
"Same Store"
10 East 53rd Street	100.0	Plaza District	354,300	95.5	94.1	91.8	$32,962	$32,962	36
100 Church Street	100.0	Downtown	1,047,500	93.5	93.1	93.1	47,345	47,345	17
110 Greene Street	100.0	Soho	223,600	94.7	92.7	91.9	19,409	19,409	52
125 Park Avenue	100.0	Grand Central	604,245	99.2	98.0	96.8	47,292	47,292	23
304 Park Avenue South	100.0	Midtown South	215,000	91.9	91.9	91.9	18,083	18,083	6
420 Lexington Ave (Graybar)	100.0	Grand Central North	1,188,000	92.8	90.5	90.4	88,882	88,882	174
461 Fifth Avenue	100.0	Midtown	200,000	90.2	85.0	77.4	15,100	15,100	19
485 Lexington Avenue	100.0	Grand Central North	921,000	79.7	77.8	77.8	48,339	48,339	37
555 West 57th Street	100.0	Midtown West	941,000	77.2	77.2	77.2	47,469	47,469	11
711 Third Avenue	100.0(5)	Grand Central North	524,000	77.0	70.8	70.8	25,770	25,770	17
800 Third Avenue	100.0	Grand Central North	526,000	90.0	84.3	83.8	31,762	31,762	42
810 Seventh Avenue	100.0	Times Square	692,000	89.2	87.2	84.4	43,883	43,883	47
885 Third Avenue	100.0	Midtown / Plaza District	218,796	84.5	81.5	74.6	11,655	11,655	15
1185 Avenue of the Americas	100.0	Rockefeller Center	1,062,000	89.0	74.5	67.2	61,554	61,554	23
1350 Avenue of the Americas	100.0	Rockefeller Center	562,000	80.7	75.5	75.1	34,406	34,406	42
Subtotal / Weighted Average			9,279,441	87.8%	84.1%	82.5%	$573,911	$573,911	561
"Non Same Store"
500 Park Avenue	100.0	Park Avenue	201,411	90.7	90.7	90.7	$17,106	$17,106	12
Subtotal / Weighted Average			201,411	90.7%	90.7%	90.7%	$17,106	$17,106	12

Total / Weighted Average Manhattan Consolidated Office Properties			9,480,852	87.9%	84.2%	82.7%	$591,017	$591,017	573

MANHATTAN UNCONSOLIDATED OFFICE PROPERTIES
"Same Store"
One Vanderbilt Avenue	55.0	Grand Central	1,657,198	100.0	100.0	100.0	$290,850	$159,968	41
11 Madison Avenue	60.0	Park Avenue South	2,314,000	93.0	93.0	87.9	167,376	100,426	8
100 Park Avenue	50.8	Grand Central South	834,000	97.1	96.8	67.2	62,517	31,758	38
220 East 42nd Street	51.0	Grand Central	1,135,000	94.0	93.5	93.1	72,455	36,952	34
280 Park Avenue	50.0	Park Avenue	1,219,158	94.2	90.5	90.4	129,171	64,585	34
450 Park Avenue	25.1	Park Avenue	337,000	93.9	90.7	90.7	39,140	9,824	26
919 Third Avenue	51.0	Grand Central North	1,454,000	99.8	95.5	84.2	101,182	51,603	11
1515 Broadway	56.9	Times Square	1,750,000	99.7	99.7	99.7	142,218	80,922	7
Added to Same Store in 2025
245 Park Avenue	50.1	Park Avenue	1,782,793	97.8	94.8	86.4	179,023	89,691	14
Subtotal / Weighted Average			12,483,149	96.8%	95.4%	89.9%	$1,183,932	$625,729	213
"Non Same Store"
One Madison Avenue	25.5	Park Avenue South	1,385,484	93.3	79.9	64.7	$130,694	$33,327	16
Subtotal / Weighted Average			1,385,484	93.3%	79.9%	64.7%	$130,694	$33,327	16

Total / Weighted Average Manhattan Unconsolidated Office Properties			13,868,633	96.5%	93.9%	87.4%	$1,314,626	$659,056	229

Manhattan Office Grand Total / Weighted Average			23,349,485	93.0%	90.0%	85.5%	$1,905,643	$1,250,073	802

Manhattan Office Same Store Occupancy %—Combined			21,762,590	93.0%	90.6%	86.7%

				Occupancy
Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Leased (2)	% Occupied (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
SUBURBAN CONSOLIDATED OFFICE PROPERTIES
"Same Store" Suburban
Landmark Square	100.0	Stamford, Connecticut	732,800	79.4	79.0	$15,706	$15,706	83
Subtotal/Weighted Average			732,800	79.4%	79.0%	$15,706	$15,706	83

Total / Weighted Average Suburban Consolidated Office Properties			732,800	79.4%	79.0%	$15,706	$15,706	83

Suburban Office Grand Total / Weighted Average			732,800	79.4%	79.0%	$15,706	$15,706	83

				Occupancy
Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Leased (2)	% Occupied (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)		Total Tenants
RETAIL PROPERTIES
"Same Store" Retail
760 Madison Avenue	100.0	Plaza District	22,648	100.0	100.0	$18,554	$18,554		1
Subtotal/Weighted Average			22,648	100.0%	100.0%	$18,554	$18,554		1
"Non Same Store" Retail
313 West 33rd Street - The Olivia	100.0	Penn Station	270,132	82.4	82.4	$13,563	$13,563		8
690 Madison Avenue	90.0	Plaza District	7,848	100.0	100.0	4,505	4,054		1
1552 Broadway/1560 Broadway Signage	100.0	Times Square	12,719	100.0	100.0	4,200	2,100	(6)	1
Subtotal/Weighted Average			290,699	83.6%	83.6%	$22,268	$19,717		10

Total / Weighted Average Retail Properties			313,347	84.8%	84.8%	$40,822	$38,271		11

						Occupancy
Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	Total Units		% Leased (2)	% Occupied (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Average Monthly Rent Per Unit ($'s) (5)
RESIDENTIAL
"Non Same Store" Residential
7 Dey Street	100.0	Lower Manhattan	140,382	209		99.5	98.6	$12,506	$12,506	$5,059
15 Beekman Street	20.0	Downtown	221,884	484	(7)	100.0	100.0	14,155	2,831	—
Subtotal/Weighted Average			362,266	693		99.8%	99.6%	$26,661	$15,337	$5,059
"Non Same Store" Residential
313 West 33rd Street - The Olivia	100.0	Penn Station	222,855	333		96.4	92.2	$18,676	$18,676	$5,070
Subtotal/Weighted Average			222,855	333		96.4%	92.2%	$18,676	$18,676	$5,070

Total / Weighted Average Residential Properties			585,121	1,026		98.7%	97.2%	$45,337	$34,013	$5,065

				Occupancy
Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Leased (2)	% Occupied (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
DEVELOPMENT/REDEVELOPMENT
3 Landmark Square	100.0	Stamford. Connecticut	130,000	7.4	7.4	$370	$370	4
19 East 65th Street	100.0	Plaza District	14,639	—	—	—	—	—
185 Broadway	100.0	Lower Manhattan	50,206	34.5	34.5	3,506	3,506	4
346 Madison Avenue	100.0	Grand Central	275,138	40.4	40.4	5,495	5,495	28
750 Third Avenue	100.0	Grand Central North	780,000	4.9	4.8	3,675	3,675	5
Subtotal/Weighted Average			1,249,983	14.1%	14.1%	$13,046	$13,046	41

Total / Weighted Average Development/Redevelopment Properties			1,249,983	14.1%	14.1%	$13,046	$13,046	41

				Occupancy
Properties	Ownership Interest (%)	SubMarket	Square Feet (1)	% Leased (2)	% Occupied (3)	Annualized Contractual Cash Rent ($'s)	Annualized Contractual Cash Rent SLG Share ($'s)	Total Tenants
ALTERNATIVE STRATEGY PORTFOLIO
2 Herald Square	95.0	Herald Square	369,000	34.5	34.5	$26,222	$24,911	5
11 West 34th Street	30.0	Herald Square/Penn Station	17,150	100.0	100.0	3,680	1,104	1
115 Spring Street	51.0	Soho	5,218	100.0	100.0	4,202	2,143	1
650 Fifth Avenue	50.0	Plaza District	69,214	100.0	100.0	42,574	21,287	1
Worldwide Plaza	25.1	Westside	2,048,725	61.9	61.9	76,538	19,173	21
Subtotal/Weighted Average			2,509,307	59.3%	59.3%	$153,216	$68,618	29

Total / Weighted Average Alternative Strategy Portfolio Properties			2,509,307	59.3%	59.3%	$153,216	$68,618	29
(1)Represents the rentable square footage at the time the property was acquired.
(2)Inclusive of leases signed but not yet commenced.
(3)Based on commenced leases. For GAAP purposes, revenue may not yet be recognized for certain commenced leases.
(4)Based on leases where revenue is being recognized for GAAP purposes.
(5)The Company also owns 50% of the fee interest.
(6)Reflects the contractual rent for 1552 Broadway.
(7)Property occupied by Pace University and used as an academic center and dormitory space. 484 represents number of beds.

Historical Occupancy
Historically, we have achieved materially higher occupancy rates in our Manhattan office portfolio as compared to the overall midtown Manhattan office market, as shown in the following table:

	Leased Occupancy Rate of Manhattan Operating Portfolio (1)	Occupancy Rate of Class A Office Properties in the Midtown Manhattan Markets (2)(3)	Occupancy Rate of Class B Office Properties in the Midtown Manhattan Markets (2)(3)
December 31, 2025	93.0%	80.5%	75.6%
December 31, 2024	92.5%	78.0%	73.6%
December 31, 2023	89.4%	78.4%	75.5%
December 31, 2022	90.7%	78.4%	76.6%
December 31, 2021	92.1%	80.6%	77.1%
(1)Includes our consolidated and unconsolidated Manhattan office properties, inclusive of leases signed but not yet commenced.
(2)Includes vacant space available for direct lease and sublease. Source: Cushman & Wakefield.
(3)The term "Class B" is generally used in the Manhattan office market to describe office properties that are more than 25 years old but that are in good physical condition, enjoy widespread acceptance by high-quality tenants and are situated in desirable locations in Manhattan. Class B office properties can be distinguished from Class A properties in that Class A properties are generally newer properties with higher finishes and frequently obtain the highest rental rates within their markets.
Lease Expirations
Leases in our Manhattan portfolio, as at many other Manhattan office properties, typically have an initial term of five to fifteen years, compared to typical lease terms of five to ten years in other large U.S. office markets. For the five years ending December 31, 2030, the average annual lease expirations at our Manhattan consolidated and unconsolidated operating properties is expected to be approximately 0.8 million square feet and approximately 0.2 million square feet, respectively, representing an average annual expiration rate of approximately 9.5% and approximately 1.7%, respectively, per year (assuming no tenants exercise renewal or cancellation options and there are no tenant bankruptcies or other tenant defaults).
The following tables set forth a schedule of the annual lease expirations at our Manhattan consolidated and unconsolidated operating properties, respectively, with respect to leases in place as of December 31, 2025 for each of the next ten years and thereafter (assuming that no tenants exercise renewal or cancellation options and that there are no tenant bankruptcies or other tenant defaults):

Manhattan Consolidated Operating Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent per Square Foot of Expiring Leases (3)
2026	85	810,056	9.7%	$55,691,361	9.5%	$68.75
2027	79	722,097	8.6	58,250,447	9.9	80.67
2028	77	689,431	8.2	51,965,011	8.8	75.37
2029	69	773,834	9.3	54,798,643	9.3	70.81
2030	63	994,055	11.9	71,101,131	12.1	71.53
2031	37	324,063	3.9	25,158,396	4.2	77.63
2032	31	814,040	9.7	53,029,491	9.0	65.14
2033	27	423,786	5.1	33,888,479	5.8	79.97
2034	34	1,314,808	15.7	77,371,038	13.2	58.85
2034 & thereafter	79	1,491,915	17.9	106,409,659	18.2	71.32
Total/weighted average	581	8,358,085	100.0%	$587,663,656	100.0%	$70.31
(1)Tenants may have multiple leases.
(2)Represents the monthly contractual rent under existing leases as of December 31, 2025 multiplied by 12. This amount reflects total rent before any rent abatements, deferrals, concessions and includes expense reimbursements, which may be estimated as of such date.
(3)Represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per square foot basis.

Manhattan Unconsolidated Operating Properties
Year of Lease Expiration	Number of Expiring Leases (1)	Square Footage of Expiring Leases	Percentage of Total Square Feet	Annualized Cash Rent of Expiring Leases (2)	Percentage of Annualized Cash Rent of Expiring Leases	Annualized Cash Rent per Square Foot of Expiring Leases (3)
2026	15	185,919	1.4%	$22,362,758	1.7%	$120.28
2027	22	281,047	2.1	36,883,021	2.8	138.81
2028	24	265,713	2.0	41,948,216	3.2	157.87
2029	12	118,185	0.9	14,135,688	1.1	119.61
2030	15	262,767	2.0	34,983,745	2.7	133.14
2031	24	2,853,460	21.7	222,963,801	17.0	78.14
2032	13	991,547	7.5	89,930,850	6.9	90.70
2033	11	267,630	2.0	29,005,780	2.2	108.38
2034	7	390,369	3.0	38,860,134	3.0	99.55
2034 & thereafter	91	7,539,270	57.4	780,636,723	59.4	103.54
Total/weighted average	234	13,155,907	100.0%	$1,311,710,716	100.0%	$99.71
(1)Tenants may have multiple leases.
(2)Represents the monthly contractual rent under existing leases as of December 31, 2025 multiplied by 12. This amount reflects total rent before any rent abatements, deferrals, concessions and includes expense reimbursements, which may be estimated as of such date.
(3)Represents Annualized Cash Rent of Expiring Leases, as described in footnote (2) above, presented on a per square foot basis.
Tenant Diversification
As of December 31, 2025, our properties were leased to 966 tenants, which are engaged in a variety of businesses, including, but not limited to, financial services, professional services, technology, advertising, media, information, apparel, business services and government/non-profit. The following table sets forth information regarding the leases with respect to the 20 largest tenants in our properties (based on commenced leases), which are not intended to be representative of our tenants as a whole, based on the amount of our share of annualized cash rent as of December 31, 2025:

Tenant Name	Property	Lease Expiration (1)	Total Rentable Square Feet	Annualized Cash Rent	SLG Share of Annualized Cash Rent ($)	% of SLG Share of Annualized Cash Rent (2)	Annualized Cash Rent per Square Foot
Paramount Global	1515 Broadway	June 2031	1,604,544	$109,553	$62,335	4.4%	$68.28
	555 West 57th Street	April 2029	186,266	10,998	10,998	0.8%	59.04
	1515 Broadway	March 2028	9,106	2,219	1,263	0.1%	243.73
			1,799,916	$122,770	$74,596	5.3%	$67.04

UBS Americas, Inc.	11 Madison Avenue	May 2037	1,184,489	$80,929	$48,558	3.4%	$68.32
Bloomberg L.P.	919 Third Avenue	February 2040	926,156	$63,990	$32,635	2.3%	$69.09
Sony Corporation	11 Madison Avenue	January 2031	578,791	$53,094	$31,857	2.2%	$91.73

McDermott Will & Schulte LLP	One Vanderbilt Avenue	December 2042	169,586	$31,538	$17,346	1.2%	$185.97
	919 Third Avenue	June 2036	281,651	20,945	10,682	0.8%	74.36
	420 Lexington Avenue	October 2026	10,043	641	641	—%	63.82
			461,280	$53,124	$28,669	2.0%	$115.17

Societe Generale	245 Park Avenue	October 2032	520,831	$50,120	$25,110	1.8%	$96.23
The City of New York	100 Church Street	March 2034	510,007	$22,925	$22,925	1.6%	$44.95

Metro-North Commuter Railroad Company	420 Lexington Avenue	November 2034	344,873	$22,097	$22,097	1.6%	$64.07
	420 Lexington Avenue	January 2027	7,537	454	454	—%	60.20
			352,410	$22,551	$22,551	1.6%	$63.99	(4)

Nike Retail Services, Inc.	650 Fifth Avenue	January 2033	69,214	$42,574	$21,287	1.5%	$615.10

WME IMG, LLC	304 Park Avenue	April 2028	174,069	$14,225	$14,226	1.0%	$81.73
	11 Madison Avenue	September 2030	104,618	11,370	6,822	0.5%	108.68
			278,687	$25,595	$21,048	1.5%	$91.84

Franklin Templeton Companies LLC	One Madison Avenue	May 2040	354,976	$48,970	$12,977	0.9%	$137.95
	280 Park Avenue	November 2031	128,993	14,165	7,083	0.5%	109.81
			483,969	$63,135	$20,060	1.4%	$130.45

TD Bank US Holding Company	One Vanderbilt Avenue	July 2041	193,159	$26,196	$14,408	1.1%	$135.62	(4)
	One Vanderbilt Avenue	August 2041	6,843	3,247	1,786	0.1%	474.45
	125 Park Avenue	October 2030	26,536	1,959	1,959	0.1%	73.81
	125 Park Avenue	March 2034	25,171	1,652	1,652	0.1%	65.64
			251,709	$33,054	$19,805	1.4%	$131.32

Carlyle Investment Management LLC	One Vanderbilt Avenue	September 2036	194,702	$34,744	$19,109	1.3%	$178.45	(4)
Giorgio Armani Corporation	760 Madison Avenue	October 2038	22,648	$18,554	$18,554	1.3%	$819.24

Ares Management LLC	245 Park Avenue	June 2043	251,175	$29,840	$14,950	1.1%	$118.80
	245 Park Avenue	December 2028	36,316	3,741	1,874	0.1%	103.00
			287,491	$33,581	$16,824	1.2%	$116.81

PJT Partners Holdings LP	280 Park Avenue	June 2041	269,821	$32,508	$16,254	1.1%	$120.48
Hess Corp	1185 Avenue of the Americas	December 2027	167,169	$16,156	$16,156	1.1%	$96.64

The Toronto Dominion Bank	One Vanderbilt Avenue	April 2042	142,892	$21,330	$11,732	0.8%	$149.28	(4)
	125 Park Avenue	April 2042	52,450	3,611	3,611	0.3%	68.85
			195,342	$24,941	$15,343	1.1%	$127.68

BMW of Manhattan, Inc.	555 West 57th Street	July 2032	226,556	$13,474	$13,474	0.9%	$59.47
Stone Ridge Holdings	One Vanderbilt Avenue	December 2037	97,652	$23,319	$12,823	0.9%	$238.79

Total			8,878,840	$831,138	$497,638	34.9%
(1)Based on commenced leases.
(2)Expiration of current lease term and does not reflect extension options.
(3)SLG Share of Annualized Cash Rent includes Manhattan, Suburban, Retail, Residential, Development / Redevelopment and Alternative Strategy Portfolio properties.
(4)Tenant pays rent on a net basis. Rent PSF reflects gross rent equivalent.

Environmental Matters
Phase I environmental site assessments have been prepared on the properties in our portfolio, in order to assess existing environmental conditions. All of the Phase I assessments met the American Society for Testing and Materials (ASTM) Standard. Under the ASTM Standard, a Phase I environmental site assessment consists of a site visit, an historical record review, a review of regulatory agency data bases and records, and interviews with on-site personnel, with the purpose of identifying potential environmental concerns associated with real estate. These environmental site assessments did not reveal any known environmental liability that we believe will have a material adverse effect on our results of operations or financial condition.
ITEM 3.    LEGAL PROCEEDINGS
As of December 31, 2025, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
ITEM 4. MINE SAFETY DISCLOSURES
Not Applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
SL GREEN REALTY CORP.
Our common stock trades on the New York Stock Exchange, or the NYSE, under the symbol "SLG." On February 13, 2026, the reported closing sale price per share of common stock on the NYSE was $40.55 and there were 352 holders of record of our common stock.
SL GREEN OPERATING PARTNERSHIP, L.P.
As of December 31, 2025, there were 4,877,891 units of limited partnership interest of the Operating Partnership outstanding and held by persons other than the Company, which received distributions per unit of the same amount and in the same manner as dividends per share were distributed to common stockholders.
There is no established public trading market for the common units of the Operating Partnership. On February 13, 2026, there were 53 holders of record and 76,663,424 common units outstanding, 71,031,183 of which were held by SL Green.
In order for SL Green to maintain its qualification as a REIT, it must make annual distributions to its stockholders of at least 90% of its taxable income (not including net capital gains). SL Green has adopted a policy of paying regular dividends on its common stock, and the Operating Partnership has adopted a policy of paying regular distributions to its common units in the same amount as dividends paid by SL Green. Cash distributions have been paid on the common stock of SL Green and the common units of the Operating Partnership since the initial public offering of SL Green. Distributions are declared at the discretion of the Board of Directors of SL Green and depend on actual and anticipated cash from operations, financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and other factors SL Green's Board of Directors may consider relevant.
Each time SL Green issues shares of stock (other than in exchange for common units of limited partnership interest of the Operating Partnership, or OP Units, when such OP Units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of units of limited partnership interest with rights and preferences analogous to the shares issued.
ISSUER PURCHASES OF EQUITY SECURITIES
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of December 31, 2025, 36,107,719 shares have been repurchased under the program. This amount excludes the redemption of OP units. We did not repurchase any shares under the program during the year ended December 31, 2025.
SALE OF UNREGISTERED SECURITIES
During the years ended December 31, 2025 and 2024, we issued 46,823 and 124,801 shares, respectively, of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership. The issuance of such shares was exempt from registration under the Securities Act, pursuant to the exemption contemplated by Section 4(a)(2) thereof for transactions not involving a public offering. The units were exchanged for an equal number of shares of our common stock. During the year ended December 31, 2023, we did not issue any shares of our common stock to holders of units of limited partnership interest in the Operating Partnership upon the redemption of such units pursuant to the partnership agreement of the Operating Partnership.
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
SL Green Realty Corp., which is referred to as SL Green or the Company, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. The Company is a self-managed real estate investment trust, or REIT, engaged in the ownership, management, operation, acquisition, development, redevelopment, repositioning and financing of commercial real estate properties, principally office properties, located in the New York metropolitan area, principally Manhattan. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
The following discussion related to our consolidated financial statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K. A discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 is included in Part II, Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 18, 2025, together with the amendment to such report filed with the SEC on April 17, 2025, and is incorporated by reference into this Annual Report on Form 10-K.
For descriptions of significant leasing, investing and financing activities in 2025, refer to "Part I, Item 1. Business - Highlights from 2025."
Critical Accounting Estimates
Our discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, and contingencies as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We evaluate our assumptions and estimates on an ongoing basis. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting estimates affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.
Investment in Commercial Real Estate Properties
Real estate properties are presented at cost less accumulated depreciation and amortization. Costs directly related to the development or redevelopment of properties are capitalized. Ordinary repairs and maintenance are expensed as incurred; major investments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity by allocating the purchase price, including transaction costs, at their respective fair values on the acquisition date.
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases.
The allocation of the purchase price to the tangible and intangible assets acquired and liabilities assumed involves subjectivity as the allocations are based on an analysis of the respective fair values. In determining the fair value of the real estate acquired, the Company will use a third-party valuation which primarily utilizes cash flow projections that apply, among other things, estimated revenue and expense growth rates, future market rents, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts. We assess fair value of the acquired leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The determined and allocated fair values to the real estate acquired will affect the amount of depreciation and amortization we record over the respective estimated useful lives or term of the lease.

The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if i) the lease transfers ownership of the asset at the end of the lease term, ii) the lease grants an option to purchase the asset that we are reasonably certain to exercise, iii) the lease term is for a major part of the remaining economic life of the asset, iv) the present value of the lease payments exceeds substantially all of the fair value of the asset, or v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases that do not qualify as finance leases are deemed to be operating leases. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense.
We incur a variety of costs in the development and leasing of our properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determining when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy and capitalize only those costs associated with the portions under construction.
Properties are individually evaluated for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) to be generated by the property is less than the carrying value of the property taking into account the appropriate capitalization rate in determining the future terminal value. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with ASC 820. We assess for impairment indicators based on factors such as, among other things, market conditions, occupancy rates, collections, and the overall operating performance of the asset. If indicators of impairment are present, we evaluate real estate investments for potential impairment primarily utilizing estimated fair value based on discounted future cash flows utilizing appropriate discount and capitalization rates, in addition to sales comparison approach, which utilizes comparable sales, listings and sales contracts.
We also evaluate our real estate properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded. See Note 4, "Properties Held for Sale and Property Dispositions."
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. Unless we are determined to be the primary beneficiary in a VIE, these participating rights preclude us from consolidating these VIE entities. Determining control of the entities can be subjective in assessing which activities of the joint venture most significantly impact the economic performance and whether the rights of the joint venture partner are protective or participating. In making this determination, any new or amended joint venture agreement is assessed by the Company for the activities that most significantly impact the joint venture's economic performance based on the business purpose and design of the venture. We assess the rights that are conveyed to us in the agreement and evaluate whether we are provided with participating or protective rights over the activities that most significantly impact the entity's economic performance. We also assess the rights of our joint venture partner. Such participating rights include, among other things, the right to approve/amend the annual budget, leasing of the property to a significant tenant, and approval of tax returns and auditors. If our joint venture partner has substantive participating rights and we are determined not to be the primary beneficiary, we do not consolidate the entity.

These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences in accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases for tenant space, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans.
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint ventures' actual and projected cash flows. Aside from charges noted in Note 6, "Investment in Unconsolidated Joint Ventures," we do not believe that the values of any of our equity investments were impaired as of December 31, 2025.
We may originate loans for real estate acquisition, development and construction ("ADC loans") where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.

Results of Operations
Comparison of the year ended December 31, 2025 to the year ended December 31, 2024
The following comparison for the year ended December 31, 2025, or 2025, to the year ended December 31, 2024, or 2024, makes reference to the effect of the following:

i.“Same-Store Properties,” which represents properties in service and operating during both the current and prior year reporting periods (Same-Store Properties totaled 21 of our 33 consolidated operating buildings),
ii.“Acquisition Properties,” which represents all properties or interests in properties acquired in 2025 and 2024 and all non-Same-Store Properties, including properties that are under development or redevelopment,
iii."Disposed Properties," which represents all properties or interests in properties sold in 2025 and 2024,
iv."Alternative Strategy Portfolio," which represents non-core assets, and
v.“Other,” which represents properties where we sold an interest resulting in deconsolidation and corporate level items not allocable to specific properties, as well as the Service Corporation and eEmerge Inc.

	Same-Store				Disposed		Other		Consolidated
(in millions)	2025	2024	$ Change	% Change	2025	2024	2025	2024	2025	2024	$ Change	% Change

Rental revenue	$601.3	$563.2	$38.1	6.8%	$—	$0.8	$78.8	$42.0	$680.1	$606.0	$74.1	12.2%
SUMMIT Operator revenue	—	—	—	—%	—	—	122.3	133.2	122.3	133.2	(10.9)	(8.2)%
Investment income	—	—	—	—%	—	—	29.4	24.4	29.4	24.4	5.0	20.5%
Interest income from real estate loans held by consolidated securitization vehicles	—	—	—	—%	—	—	62.7	19.0	62.7	19.0	43.7	230.0%
Other income	7.1	7.4	(0.3)	(4.1)%	—	—	101.4	96.3	108.5	103.7	4.8	4.6%
Total revenues	608.4	570.6	37.8	6.6%	—	0.8	394.6	314.9	1,003.0	886.3	116.7	13.2%

Property operating expenses	$328.4	$288.9	$39.5	13.7%	$—	$0.7	$77.2	$52.8	$405.6	$342.4	$63.2	18.5%
SUMMIT Operator expenses	—	—	—	—%	—	—	116.4	111.7	116.4	111.7	4.7	4.2%
SUMMIT Operator tax expense									3.3	0.7	2.6	371.4%
Transaction related costs	—	—	—	—%	—	—	13.9	0.4	13.9	0.4	13.5	3,375.0%
Marketing, general and administrative	—	—	—	—%	—	—	89.3	85.2	89.3	85.2	4.1	4.8%
	328.4	288.9	39.5	13.7%	—	0.7	296.8	250.1	628.5	540.4	88.1	16.3%

Operating income before equity in net income from unconsolidated joint ventures	$280.0	$281.7	$(1.7)	(0.6)%	$—	$0.1	$97.8	$64.8	$374.5	$345.9	$28.6	8.3%

Other income (expenses):
Interest expense and amortization of deferred financing costs, net of interest income									$(194.7)	$(153.8)	$(40.9)	26.6%
Interest expense on senior obligations of consolidated securitization vehicles									(60.7)	(14.6)	(46.1)	315.8%
Depreciation and amortization									(255.7)	(207.4)	(48.3)	23.3%
Equity in net loss from unconsolidated joint ventures									(56.1)	(179.7)	123.6	(68.8)%
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate									86.1	208.1	(122.0)	(58.6)%
Loss from debt fund investments, net									(1.4)	—	(1.4)	(100.0)%
Purchase price and other fair value adjustments									(36.2)	89.0	(125.2)	(140.7)%
(Loss) gain on sale of real estate, net									(2.1)	3.0	(5.1)	(170.0)%
Depreciable real estate reserves and impairments									(32.1)	(104.1)	72.0	(69.2)%
Gain on sale of marketable securities									10.2	—	10.2	100.0%
Gain (loss) on early extinguishment of debt									—	43.8	(43.8)	(100.0)%
Loan loss and other investment reserves, net of recoveries									71.3	—	71.3	100.0%
Income from continuing operation									(96.9)	30.2	(127.1)	(420.9)%
Net income from discontinued operations									—	—	—	—%
Gain on sale of discontinued operations									—	—	—	—%
Net (loss) income									$(96.9)	$30.2	$(127.1)	(420.9)%

Rental revenue
Rental revenues increased due primarily to the consolidation of 100 Park Avenue ($25.5 million) during the fourth quarter of 2024, 10 East 53rd Street ($1.7 million) at the end of the first quarter of 2024, 315 West 33rd Street ($4.2 million) at the end of the third quarter of 2025 and 800 Third Avenue ($2.0 million) during the fourth quarter 2025 and the acquisition of 500 Park Avenue ($5.5 million) during the first quarter 2025. The increase is partially offset by lower occupancy at 485 Lexington Avenue ($6.6 million) and 750 Third Avenue ($6.1 million).
The following table presents a summary of the commenced leasing activity for the year ended December 31, 2025 in our Manhattan portfolio:

	Usable SF	Rentable SF(1)	New Cash Rent (per rentable SF) (2)	Prev. Escalated Rent (per rentable SF) (3)	TI/LC per rentable SF	Free Rent (in months)	Average Lease Term (in years)
Manhattan
Space available at beginning of the year	2,628,302
Space which became available during the year(4)
• Office	995,346
• Retail	92,353
• Storage	8,441
	1,096,140
Total space available	3,724,442
Leased space commenced during the year:
• Office(5)	1,666,794	2,001,564	$80.73	$94.04	$118.06	10.4	10.2
• Retail	135,762	58,417	$79.03	$111.52	$43.17	8.6	15.4
• Storage	12,539	17,410	$44.49	$23.36	$26.22	4.8	7.4
Total leased space commenced	1,815,095	2,077,391	$80.38	$94.77	$115.18	10.3	10.3

Total available space at end of year	1,909,347

Early renewals
• Office	756,065	543,067	$83.54	$80.60	$35.76	4.3	5.8
• Retail	9,128	9,571	$388.50	$974.36	$—	1.5	2.8
• Storage	291	1,230	$32.80	$23.53	$—	3.1	8.6
Total early renewals	765,484	553,868	$88.70	$95.92	$35.06	4.2	5.7

Total commenced leases, including replaced previous vacancy
• Office		2,544,631	$81.33	$88.19	$100.49	9.1	9.2
• Retail		67,988	$122.59	$295.95	$37.09	7.6	13.6
• Storage		18,640	$43.72	$23.45	$24.49	4.7	7.5
Total commenced leases		2,631,259	$82.13	$95.26	$98.32	9.0	9.3
(1)Represents the rentable square footage at the time the property was acquired.
(2)Annual initial base rent.
(3)Escalated rent includes base rent plus all additional amounts paid by the tenant in the form of real estate taxes, operating expenses, porters wage or a consumer price index (CPI) adjustment.
(4)Includes expiring space, relocating tenants and move-outs where tenants vacated. Excludes lease expirations where tenants held over.
(5)Average starting office rent excluding new tenants replacing vacancies was $88.79 per rentable square feet for 703,481 rentable square feet. Average starting office rent for office space (leased and early renewals, excluding new tenants replacing vacancies) was $86.50 per rentable square feet for 1,246,548 rentable square feet.

SUMMIT Operator revenue
SUMMIT Operator revenues were lower for the year ended December 31, 2025, compared to the same period in 2024 due primarily to taking offline the Ascent experience, which requires a premium ticket that generates incremental revenue, for maintenance during most of the year ended December 31, 2025, .
Investment income
Investment income increased due primarily to interest payments received on one CMBS investment ($10 million) for the year ended December 31, 2025. This was partially offset by lower weighted average debt and preferred equity investment balance for the period ended December 31, 2025 as compared to the same period in 2024. For the years ended December 31, 2025 and 2024, the weighted average balance of our debt and preferred equity investment portfolio and the weighted average yield were $273.6 million and 5.8%, respectively, compared to $328.9 million and 6.9%, respectively.
Interest income from real estate loans held by consolidated securitization vehicles
During the years December 31, 2024 and December 31, 2025, we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts recorded include our interest income as well as the interest income associated with CMBS positions owned by third parties, which is offset by the amounts recorded in Interest expense on senior obligations of consolidated securitization vehicles. As a result, the net impact is limited to the interest income on the CMBS securities we own directly and not the consolidated interest income and interest expense.
Other income
Other income increased due primarily to management fees earned from the Fund ($8.4 million) and an increase in special servicing income ($7.3 million). This increase was offset by a decrease in fee income recognized during the year ended December 31, 2024 related to the sale of 625 Madison Avenue ($11.5 million).
Property operating expenses
Property operating expenses increased due primarily to the consolidation of 100 Park Avenue ($27.8 million) during the fourth quarter of 2024, 10 East 53rd Street ($4.7 million) at the end of the first quarter of 2024, 315 West 33rd Street ($6.1 million) at the end of the third quarter of 2025 and 800 Third Avenue ($4.1 million) during the fourth quarter of 2025 and the acquisition of 500 Park Avenue ($9.5 million) in the first quarter of 2025. Operating expenses also increased at our Same-Store Properties ($11.7 million) due primarily to higher real estate taxes.
SUMMIT Operator expenses
SUMMIT Operator expenses were higher for the year ended December 31, 2025, compared to the same period in 2024, due primarily to increased variable expenses as a result of additional operating days and expanded hours.
SUMMIT Operator tax expense
The increase in SUMMIT Operator tax expense for the year ended December 31, 2025 as compared to the same period in 2024 was the result of an adjustment made in the third quarter of 2024 related to 2023 projected tax expense being more than 2023 actual tax expense.
Transaction related costs
Transaction related costs increased for the year ended December 31, 2025 as compared to the same period in 2024 due primarily to the write off of expenses related to the Company's pursuit of a gaming license ($11.9 million).
Marketing, General, and Administrative Expenses
Marketing, general, and administrative expenses increased for the year ended December 31, 2025 as compared to the same period in 2024 due primarily to higher compensation expense.
Interest Expense and Amortization of Deferred Financing Costs, Net of Interest Income
Interest expense and amortization of deferred financing costs, net of interest income, increased due primarily to a higher weighted average consolidated debt balance and higher weighted average interest rate as well as the consolidation of 100 Park Avenue ($25.5 million) during the fourth quarter of 2024, 10 East 53rd Street ($1.7 million) at the end of the first quarter of 2024, 315 West 33rd Street ($4.2 million) at the end of the third quarter of 2025 and 800 Third Avenue ($2.0 million) during the fourth quarter 2025 and the acquisition of 500 Park Avenue ($5.5 million) during the first quarter 2025. The weighted average consolidated debt balance outstanding was $3.9 billion for the year ended December 31, 2025 as compared to $3.7 billion for the year ended December 31, 2024. The consolidated weighted average interest rate was 5.34% for the year ended December 31, 2025 as compared to 5.17% for the year ended December 31, 2024.

Interest expense on senior obligations of consolidated securitization vehicles
During the years ended December 31, 2025 and December 31, 2024 we acquired securities in CMBS securitization trusts that resulted in consolidation of the trusts on our financial statements. The amounts include the interest expense associated with CMBS positions owned by third parties, which is an offset to the third party interest income recognized in Interest income from real estate loans held by consolidated securitization vehicles. As a result, the impact is limited to interest income on the CMBS securities we own directly and not the consolidated interest income and interest expense.
Depreciation and Amortization
Depreciation and amortization increased due primarily to the consolidation of 100 Park Avenue ($20.1 million) during the fourth quarter of 2024, 10 East 53rd Street ($4.0 million) at the end of the first quarter of 2024, 315 West 33rd Street ($7.4 million) at the end of the third quarter of 2025 and 800 Third Avenue ($2.0 million) during the fourth quarter of 2025 and the acquisition of 500 Park Avenue ($5.1 million) in the first quarter of 2025 and an increase at our Same-Store Properties ($7.9 million).
Equity in net loss from unconsolidated joint ventures
Equity in net loss from unconsolidated joint ventures increased primarily due to impairments recognized during the year ended December 31, 2024 at 5 Times Square ($146.4 million), Worldwide Plaza ($72.6 million), 2 Herald Square ($20.4 million), 85 Fifth Avenue ($12.0 million) and 115 Spring Street ($11.7 million). These impairments were partially offset by gains on discounted debt extinguishment at 2 Herald Square ($141.7 million) and 280 Park Avenue ($30.7 million). During the year ended December 31, 2025 we recognized impairments at World Wide Plaza ($4.4 million) and 2 Herald Square ($8.4 million).
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate
During the year ended December 31, 2025, we recognized gains on the sale of an 5% interest in One Vanderbilt ($88.1 million), partially offset by a loss on the sale of our interest in 85 Fifth Avenue ($2.0 million). During the year ended December 31, 2024, we recognized gains on the sale of an 11% interest in One Vanderbilt ($187.6 million) and our interest in 717 Fifth Avenue ($26.4 million), partially offset by a loss on the sale of our interests in 625 Madison Avenue ($7.2 million).
Purchase price and other fair value adjustments
During the year ended December 31, 2025, we recorded negative fair value adjustments related to the initial valuation of Palisades Conference Center ($13.0 million), the consolidation of 800 Third Avenue ($20.2 million), and derivatives that are not designated as hedges for accounting purposes ($3.9 million). These negative adjustments were partially offset by positive fair value adjustment for the secured borrowing related to the previous sale of an interest at One Madison Avenue ($6.2 million). During the year ended December 31, 2024, we recorded positive fair value adjustments relating to the consolidation of 100 Park Avenue ($117.8 million) and for the secured borrowing related to the previous sale of an interest at One Madison Avenue ($19.6 million). Additionally, we recorded a positive fair value adjustment related to derivatives that are not designated as hedges for accounting purposes ($5.5 million). These positive adjustments were partially offset by a negative fair value adjustment relating to the consolidation of 10 East 53rd Street ($55.7 million).
(Loss) gain on sale of real estate, net
During the year ended December 31, 2024, we recognized a gain on the sale of Palisades Conference Center ($7.3 million) and losses on the sales of 719 Seventh Avenue ($2.1 million) and the Giorgio Armani Residences at 760 Madison Avenue ($1.5 million).
Depreciable Real Estate Reserves and Impairments
During the year ended December 31, 2025, we recognized depreciable real estate reserves and impairments at 100 Park Avenue ($23.5 million) and 760 Madison Avenue ($8.5 million). During the year ended December 31, 2024, we recognized depreciable real estate reserves and impairments at 719 Seventh Avenue ($46.3 million), 690 Madison Avenue ($34.3 million) and 760 Madison Avenue ($17.6 million), reflective of $15.1 million of capitalized interest for 760 Madison Avenue, to reduce the carrying value of our investments based on the sales contracts that the Company entered into for these properties. In addition, we recognized depreciable real estate reserves and impairments related to our investment in 625 Madison Avenue ($5.9 million), which remained under contract for sale as of March 31, 2024 prior to the sale closing in the second quarter of 2024.

Gain on sale of marketable securities
During the year ended December 31, 2025, we recognized a gain on marketable securities sold during the period ($10.2 million). During the year ended December 31, 2024 we did not recognize a gain on marketable securities sold during the period.
Gain (loss) on early extinguishment of debt
During the year ended December 31, 2025, we did not recognize any consolidated gain or loss on early extinguishment of debt. During the year ended December 31, 2024, we recognized gains on discounted debt extinguishment at 690 Madison Avenue ($26.0 million) and 719 Seventh Avenue ($17.8 million).
Loan loss and other investment reserves, net of recoveries
During the year ended December 31, 2025, we recognized a loan loss recovery of $71.6 million related to the repayment of the mortgage investment at 522 Fifth Avenue. During the year ended December 31, 2024, we did not recognize any loan loss and other investment reserves.
Comparison of the year ended December 31, 2024 to the year ended December 31, 2023
For a comparison of the year ended December 31, 2024 to the year ended December 31, 2023, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 18, 2025, together with the amendment to such Form 10-K filed with the SEC on April 17, 2025.
Liquidity and Capital Resources
We currently expect that the principal sources of funds to meet our short-term and long-term liquidity requirements for working capital, acquisitions, development or redevelopment of properties, tenant improvements, leasing costs, dividends to shareholders, distributions to unitholders, repurchases or repayments of outstanding indebtedness or other investments will include:
(1)Cash flow from operations;
(2)Cash on hand;
(3)Net proceeds from divestitures of properties and redemptions, participations, dispositions and repayments of debt and preferred equity investments;
(4)Borrowings under the revolving credit facility;
(5)Other forms of secured or unsecured financing; and
(6)Proceeds from common or preferred equity or debt offerings by the Company or the Operating Partnership (including issuances of units of limited partnership interest in the Operating Partnership and Trust preferred securities).
Cash flow from operations is primarily dependent upon the collectability of rent, the occupancy level of our portfolio, the net effective rental rates achieved on our leases, the collectability of rent, operating escalations and recoveries from our tenants and the level of operating and other costs.

The combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, senior unsecured notes (net of discount), trust preferred securities, our share of joint venture debt, including as-of-right extension options, estimated interest expense, and our obligations under our financing and operating leases, as of December 31, 2025 are as follows (in thousands):

	2026	2027	2028	2029	2030	Thereafter	Total
Property mortgages and other loans	$555,148	$879,277	$284,550	$177,000	$—	$258,524	$2,154,499
Revolving credit facility	—	640,000	—	—	—	—	640,000
Unsecured term loans	100,000	1,050,000	—	—	—	—	1,150,000
Trust preferred securities	—	—	—	—	—	100,000	100,000
Financing leases	3,276	3,325	3,375	3,426	3,477	189,891	206,770
Operating leases	54,968	54,796	55,311	55,543	56,645	1,116,202	1,393,465
Estimated interest expense	188,524	79,670	39,586	27,878	26,882	237,236	599,776
Company's share of joint venture debt	1,080,248	1,749,857	576,793	—	840,000	1,650,300	5,897,198
Total	$1,982,164	$4,456,925	$959,615	$263,847	$927,004	$3,552,153	$12,141,708
We estimate that for the year ending December 31, 2026, we expect to incur $99.6 million of leasing capital expenditures and $33.8 million of recurring capital expenditures on existing consolidated properties, of which $25.6 million will be funded by construction financing facilities or loan reserves. In addition, we expect to incur $39.8 million of development or redevelopment expenditures on existing consolidated properties, of which none will be funded by construction financing facilities or loan reserves. We expect our share of capital expenditures at our joint venture properties will be $172.4 million, of which $28.8 million will be funded by construction financing facilities or loan reserves. Future property acquisitions may require substantial capital investments for refurbishment and leasing costs.
As of December 31, 2025, we had liquidity of $781.9 million, comprised of $602.5 million of availability under our revolving credit facility and $179.4 million of consolidated cash on hand, inclusive of $23.7 million of available-for-sale marketable securities. This liquidity excludes $124.0 million representing our share of cash at unconsolidated joint venture properties. We may seek to divest of properties, interests in properties, or access private and public debt and equity capital when the opportunity presents itself, although there is no guarantee that this capital will be made available to us at efficient levels or at all. Management believes that these sources of liquidity, if we are able to access them, along with potential refinancing opportunities for secured and unsecured debt, will allow us to satisfy our debt and other obligations, as described above, upon maturity, if not before.
We have investments in several real estate joint ventures with various partners, that are generally considered to be financially stable, and most are financed with non-recourse debt. We believe that property level cash flows along with unfunded committed indebtedness and proceeds from the refinancing of outstanding secured indebtedness will be sufficient to fund the capital needs of our joint venture properties.
Cash Flows
The following summary discussion of our cash flows is based on our consolidated statements of cash flows in "Item 1. Financial Statements" and is not meant to be an all-inclusive discussion of the changes in our cash flows for the years presented below.
Cash, restricted cash, and cash equivalents were $336.5 million and $331.6 million as of December 31, 2025 and 2024, respectively, representing a increase of $4.9 million. The increase was a result of the following changes in cash flows (in thousands):

	Year Ended December 31,
	2025	2024	(Decrease) Increase
Net cash provided by operating activities	$82,906	$129,595	$(46,689)
Net cash (used in) provided by investing activities	$(330,799)	$118,753	$(449,552)
Net cash provided by (used in) financing activities	$252,750	$(252,229)	$504,979
Our principal sources of operating cash flow are the properties in our consolidated and joint venture portfolios, third party fees and our debt and preferred equity portfolio. These sources generate a relatively consistent stream of cash flow that provides us with resources to pay operating expenses, debt service, and fund dividend and distribution requirements.
Cash is used in investing activities to fund acquisitions, development or redevelopment projects and recurring and nonrecurring capital expenditures. We selectively invest in new projects that enable us to take advantage of our development, leasing, financing and property management skills, and invest in existing buildings that meet our investment criteria. During the year ended December 31, 2025, when compared to the year ended December 31, 2024, we used cash primarily for the following investing activities (in thousands):

Acquisitions of real estate	$(271,649)
Capital expenditures and capitalized interest	(43,762)
Acquisition deposits and deferred purchase price	(42,250)
Joint venture investments	268,496
Distributions from joint ventures	(60,569)
Proceeds from sales of real estate/partial interest in property	(398,588)
Cash and restricted cash assumed from consolidation of real estate investment	(11,836)
Cash and restricted cash derecognized from disposition and deconsolidation of real estate investment	(10,340)
Debt and preferred equity and other investments	120,946
Decrease in net cash provided by investing activities	$(449,552)
Funds spent on capital expenditures, which are comprised of building and tenant improvements, increased from $211.9 million for the year ended December 31, 2024 to $255.6 million for the year ended December 31, 2025 due to increased spending on leasing related costs.
We generally fund our investment activity through the sale of real estate, the sale or repayment of debt and preferred equity investments, property-level financing, corporate credit facilities, or construction loan facilities. From time to time, the Company may issue common or preferred stock or equity-linked securities, or the Operating Partnership may issue common or preferred units of limited partnership interest.
During the year ended December 31, 2025, when compared to the year ended December 31, 2024, we used cash primarily for the following financing activities (in thousands):

Proceeds from our debt obligations	$130,661
Repayments of our debt obligations	653,212
Net distribution to noncontrolling interests	178,740
Other financing activities	(3,673)
Proceeds from stock options exercised and DRSPP issuance	(52,057)
Payment of debt extinguishment costs	—
Proceeds from issuance of common stock	(387,884)
Repurchase of common stock	—
Redemption of preferred stock	2,503
Acquisition of subsidiary interest from noncontrolling interest	7,289
Dividends and distributions paid	(23,812)
Increase in net cash provided by financing activities	$504,979
Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of December 31, 2025, 36,107,719 shares have been repurchased under the program. This amount excludes the redemption of OP units. We did not repurchase any shares under the program during the year ended December 31, 2025.

Indebtedness
The table below summarizes our consolidated mortgages and other loans payable, 2021 credit facility, 2022 term loan, senior unsecured notes and trust preferred securities outstanding as of December 31, 2025 and 2024, (amounts in thousands).

Debt Summary:	December 31, 2025	December 31, 2024
Balance
Fixed rate	$1,058,524	$1,182,474
Variable rate—hedged	2,616,698	2,075,000
Total fixed rate	3,675,222	3,257,474
Total variable rate	369,277	363,550
Total debt	$4,044,499	$3,621,024

Debt, preferred equity, and other investments subject to variable rate	128,619	117,006
Net exposure to variable rate debt	240,658	246,544

Percent of Total Debt:
Fixed rate	90.9%	90.0%
Variable rate (1)	9.1%	10.0%
Total	100.0%	100.0%
Effective Interest Rate for the Year:
Fixed rate	5.17%	5.18%
Variable rate	6.29%	5.17%
Effective interest rate	5.34%	5.17%
(1)    Inclusive of the mitigating effect of our debt, preferred equity, and other investments subject to variable rates, the percent of total debt of our net exposure to variable rate debt was 6.1% and 7.0% as of December 31, 2025 and December 31, 2024, respectively.
The variable rate debt shown above generally bears interest at an interest rate based on adjusted Term SOFR (3.69% and 4.33% as of December 31, 2025 and 2024, respectively). Our consolidated debt as of December 31, 2025 had a weighted average term to maturity of 2.34 years.
Certain of our debt and equity investments and other investments, with carrying values of $128.6 million as of December 31, 2025 and $117.0 million as of December 31, 2024, are variable rate investments which mitigate our exposure to interest rate changes on our unhedged variable rate debt. Inclusive of the mitigating effect of these investments, the net ratio of our consolidated variable rate debt to total debt was 6.1% and 7.0% as of December 31, 2025 and 2024, respectively.
Mortgage Financing
As of December 31, 2025, our total mortgage debt (excluding our share of joint venture mortgage debt of $5.9 billion) consisted of $2.1 billion of fixed rate debt, including swapped variable rate debt, with an effective weighted average interest rate of 5.40% and $0.1 billion of variable rate debt with an effective weighted average interest rate of 6.17%.
Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of December 31, 2025, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $100.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and May 19, 2026, respectively. Term Loan B has one six-month, as-of-right extension option to November 19, 2026. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2025, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2025, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. As of December 31, 2025, the facility fee was 30 basis points.
As of December 31, 2025, we had $7.5 million of outstanding letters of credit, $640.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $602.5 million under the 2021 credit facility. As of December 31, 2025 and December 31, 2024, the revolving credit facility had a carrying value of $637.8 million and $316.2 million, respectively, net of deferred financing costs. As of December 31, 2025 and December 31, 2024, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs. The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility. The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2025, there have been no margin calls on the CMBS Repurchase Facility. At December 31, 2025, there was no outstanding balance of on the facility.
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2025 and 2024, respectively, by scheduled maturity date (dollars in thousands):

	December 31, 2025		December 31, 2024
Issuance	Unpaid Principal Balance	Accreted Balance	Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$—	$—	$100,000	4.27%	10	December 2025
	$—	$—	$100,000
Deferred financing costs, net		—	(103)
	$—	$—	$99,897
(1)Interest rate as of December 31, 2024. The notes were repaid upon maturity in December 2025.
(2)Issued by the Company and the Operating Partnership as co-obligors.

Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2025 and 2024, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a floating rate of 26 basis points over the three-month Term SOFR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Interest Rate Risk
We are exposed to changes in interest rates primarily from our variable rate debt. Our exposure to interest rate fluctuations are managed through the use of interest rate derivative instruments and through our variable rate debt and preferred equity investments. Based on the debt outstanding as of December 31, 2025, a hypothetical 100 basis point increase in the applicable floating interest rate curve would increase our consolidated annual interest cost, net of interest income from variable rate debt and preferred equity investments, by $2.3 million and would increase our share of joint venture annual interest cost by $4.5 million. As of December 31, 2025, $127.9 million, or 76.0%, of our $168.4 million debt and preferred equity portfolio was indexed to SOFR.
We recognize most derivatives on the balance sheet at fair value. Derivatives that are not hedges for accounting purposes are adjusted to fair value through income. If a derivative is considered a hedge for accounting purposes, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings.
Consolidated long-term debt of $3.7 billion bears interest at fixed rates, and therefore the fair value of these instruments is affected by changes in the market interest rates. Our variable rate debt and variable rate joint venture debt as of December 31, 2025 bore interest based on a spread to LIBOR of 145 basis points and Term SOFR of 148 basis points to 260 basis points.
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and debt and preferred equity investments. These investments all have varying ownership structures. A majority of our joint venture arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence over, but not control, the operating and financial decisions of these joint venture arrangements. Our off-balance sheet arrangements are discussed in Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures" in the accompanying consolidated financial statements.
Dividends/Distributions
We expect to pay dividends to our stockholders based on the distributions we receive from our Operating Partnership.
To maintain our qualification as a REIT, we must pay annual dividends to our stockholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains.
Any dividend we pay may be in the form of cash, stock, or a combination thereof, subject to IRS limitations on the use of stock for dividends. Additionally, if our REIT taxable income in a particular year exceeds the amount of cash dividends we pay in that year, we may pay stock dividends in order to maintain our REIT status and avoid certain REIT-level taxes.
Before we pay any cash dividend, whether for Federal income tax purposes or otherwise, which would only be paid out of available cash to the extent permitted under the 2021 credit facility and senior unsecured notes, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable.

Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company ("Belmont"), provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
Furthermore, with respect to certain of our properties, including properties held by joint ventures or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss.
Funds from Operations
Funds from Operations ("FFO") is a widely recognized non-GAAP financial measure of REIT performance. The Company computes FFO in accordance with standards established by Nareit, which may not be comparable to FFO reported by other REITs that do not compute FFO in accordance with the Nareit definition, or that interpret the Nareit definition differently than the Company does. The revised White Paper on FFO approved by the Board of Governors of Nareit in April 2002, and subsequently amended in December 2018, defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from sales of properties and real estate related impairment charges, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
The Company presents FFO because it considers it an important supplemental measure of the Company's operating performance and believes that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs, particularly those that own and operate commercial office properties. The Company also uses FFO as one of several criteria to determine performance-based compensation for members of its senior management. FFO is intended to exclude GAAP historical cost depreciation and amortization of real estate and related assets, which assumes that the value of real estate assets diminishes ratably over time. Historically, however, real estate values have risen or fallen with market conditions. Because FFO excludes depreciation and amortization unique to real estate, gains and losses from property dispositions, and real estate related impairment charges, it provides a performance measure that, when compared year over year, reflects the impact to operations from trends in occupancy rates, rental rates, operating costs, and interest costs, providing perspective not immediately apparent from net income. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including our ability to make cash distributions.

FFO for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net (loss) income attributable to SL Green common stockholders	$(111,860)	$7,060	$(579,509)
Add:
Depreciation and amortization	255,713	207,443	247,810
Joint venture depreciation and noncontrolling interest adjustments	312,025	287,671	284,284
Net loss attributable to noncontrolling interests	(8,644)	(431)	(42,033)
Less:
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	86,068	208,144	(13,368)
Purchase price and other fair value adjustments	(33,517)	83,430	(6,813)
(Loss) gain on sale of real estate, net	(2,143)	3,025	(32,370)
Depreciable real estate reserves and impairments	(32,092)	(104,071)	(382,374)
Depreciable real estate reserves in unconsolidated joint venture	(14,592)	(263,190)	—
Depreciation on non-rental real estate assets	5,838	4,583	4,136
Funds from Operations attributable to SL Green common stockholders and unit holders	$437,672	$569,822	$341,341
Seasonality
Our business at SUMMIT is subject to, among other things, tourism trends and weather conditions, resulting in seasonal fluctuation. The table below shows SUMMIT's revenue for each quarter during the years ended December 31, 2025 and December 31, 2024. We do not consider any other components of our business to be subject to material seasonal fluctuations.

	Year Ended December 31,
	2025	2024
1st Quarter	18.0%	19.0%
2nd Quarter	26.0%	26.0%
3rd Quarter	27.0%	28.0%
4th Quarter	29.0%	27.0%
Total	100.0%	100.0%
Climate Change
Climate regulation in New York City is among the most stringent and requires building owners to comply with ambitious emissions limits. New York City enacted Local Law 97 (LL97) in 2019 under the Climate Mobilization Act, setting carbon caps for large buildings starting in 2024 as part of a broader commitment to reducing greenhouse gas emissions by 40% by 2030, and by 80% by 2050. We expect to be compliant in the first compliance period through 2029, with no material financial impact on our portfolio.
While SL Green's portfolio has not been substantially affected by climate-related events to New York City real estate, such as Hurricane Sandy in 2012, we have continued to develop our approach to physical climate risk assessment, management, and mitigation in order to minimize the impacts of future events. In 2024, the Company released a revised TCFD report, which expanded the physical and transition risks and opportunities and progress related to TCFD disclosure originally released in 2021.
We consider the successful management and mitigation of climate-related risks across our portfolio as an opportunity to increase the financial value of our buildings and pass on these benefits to our stakeholders, tenants, and investors. We believe our investments over the last 20 years in energy efficiency improvements and greenhouse gas emissions reductions have minimized the impact of climate legislation on our portfolio and our active development pipeline sets the standard for sustainable new construction and responsible community engagement. We leverage years of operational excellence to incorporate innovative design and technological solutions. We also utilize recommendations from our portfolio-wide New York State Energy Research and Development Authority ("NYSERDA") emissions reduction study to help lower emissions from tenant spaces and base building operations. Together, these measures are expected to minimize our vulnerability to the physical risks of climate change, as well as transition risks covering policy and legal, market, technology, and reputational factors.

Accounting Standards Updates
The Accounting Standards Updates are discussed in Note 2, "Significant Accounting Policies Accounting Standards Updates" in the accompanying consolidated financial statements.
Forward-Looking Information
This report includes certain statements that may be deemed to be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and are intended to be covered by the safe harbor provisions thereof. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe or anticipate will or may occur in the future, including such matters as future capital expenditures, dividends and acquisitions (including the amount and nature thereof), development trends of the real estate industry and the New York metropolitan area markets, occupancy, business strategies, expansion and growth of our operations and other similar matters, are forward-looking statements. These forward-looking statements are based on certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions, expected future developments and other factors we believe are appropriate.
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
Forward-looking statements contained in this report are subject to a number of risks and uncertainties that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by forward-looking statements made by us. These risks and uncertainties include:
•the effect of general economic, geopolitical, business and financial conditions, and their effect on the New York City real estate market in particular;
•dependence upon the New York City real estate market;
•risks of real estate acquisitions, dispositions, development and redevelopment, including the cost of construction delays and cost overruns;
•risks relating to debt and preferred equity investments;
•availability and creditworthiness of prospective tenants and borrowers;
•bankruptcy or insolvency of a major tenant or a significant number of smaller tenants or borrowers;
•adverse changes in the real estate markets, including reduced demand for office space, increasing vacancy, and increasing availability of sublease space;
•availability of debt and equity capital for our operational needs and investment strategy;
•unanticipated increases in financing and other costs, including a rise in interest rates;
•our ability to comply with financial covenants in our debt instruments;
•our ability to maintain our status as a REIT;
•risks of investing through joint venture structures, including the fulfillment by our partners of their financial obligations;
•the threat of terrorist attacks;
•our ability to obtain adequate insurance coverage at a reasonable cost and the potential for losses in excess of our insurance coverage, including as a result of environmental contamination;
•risks related to our asset management business, including our ability to identify suitable investments, manage actual and potential conflicts of interest and comply with regulations on our asset management subsidiary under the Investment Advisers Act of 1940; and
•legislative, regulatory and/or safety requirements adversely affecting REITs and the real estate business including costs of compliance with the Americans with Disabilities Act, the Fair Housing Act and other similar laws and regulations.
Other factors and risks to our business, many of which are beyond our control, are described in other sections of this report and in our other filings with the SEC. Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of future events, new information or otherwise.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Market Rate Risk" for additional information regarding our exposure to interest rate fluctuations.
The table below presents the principal cash flows based upon maturity dates of our debt obligations and debt and preferred equity investments and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2025 (in thousands):

	Long-Term Debt				Debt and Preferred Equity Investments (1)
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2026	$655,148	5.16%	$—	5.57%	$127,872	5.36%
2027	2,200,000	5.55%	369,277	5.31%	20,486	—%
2028	284,550	6.38%	—	—%	—	—%
2029	177,000	7.22%	—	—%	20,000	8.11%
2030	—	7.40%	—	—%	—	—%
Thereafter	358,524	7.84%	—	—%	—	—%
Total	$3,675,222	5.62%	$369,277	5.48%	$168,358	5.04%
Fair Value	$3,679,095		$369,440
(1)Our debt and preferred equity investments had an estimated fair value of approximately $0.2 billion as of December 31, 2025.
The table below presents the principal cash flows based upon maturity dates of our share of our joint venture debt obligations and the weighted-average interest rates by expected maturity dates, including as-of-right extension options, as of December 31, 2025 (in thousands):

	Long Term Debt				Debt and Preferred Equity Investments
	Fixed Rate	Average Interest Rate	Variable Rate	Average Interest Rate	Amount	Weighted Yield
2026	$895,449	4.33%	$184,799	5.93%	$122,221	15.45%
2027	1,453,085	4.15%	296,772	5.74%	—	—%
2028	576,793	3.74%	—	—%	—	—%
2029	—	3.74%	—	—%	—	—%
2030	840,000	3.59%	—	—%	—	—%
Thereafter	1,650,300	2.86%	—	—%	—	—%
Total	$5,415,627	4.01%	$481,571	5.85%	$122,221	15.45%
Fair Value	$5,014,789		$411,094

The table below lists our consolidated derivative instruments, which are hedging variable rate debt, and their related fair values as of December 31, 2025 (in thousands):

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Credit Facility	SOFR	$72,314	4.000%	July 2025	June 2026	$(1)
Interest Rate Cap	Mortgage	SOFR	190,148	3.500%	November 2025	November 2026	193
Interest Rate Swap	Credit Facility	SOFR	150,000	2.621%	December 2021	January 2026	5
Interest Rate Swap	Credit Facility	SOFR	200,000	2.662%	December 2021	January 2026	7
Interest Rate Swap	Credit Facility	SOFR	300,000	2.866%	July 2023	May 2027	1,777
Interest Rate Swap	Credit Facility	SOFR	100,000	2.903%	February 2023	February 2027	494
Interest Rate Swap	Credit Facility	SOFR	100,000	2.733%	February 2023	February 2027	677
Interest Rate Swap	Credit Facility	SOFR	50,000	2.463%	February 2023	February 2027	484
Interest Rate Swap	Credit Facility	SOFR	200,000	2.591%	February 2023	February 2027	1,660
Interest Rate Swap	Credit Facility	SOFR	100,000	3.756%	January 2023	January 2028	(953)
Interest Rate Swap	Credit Facility	SOFR	370,000	3.888%	November 2022	June 2027	(3,076)
Interest Rate Swap	Credit Facility	SOFR	150,000	3.524%	January 2024	May 2027	(426)
Interest Rate Swap	Credit Facility	SOFR	300,000	4.487%	November 2024	November 2027	(6,521)
Interest Rate Swap	Credit Facility	SOFR	68,678	4.466%	August 2024	June 2027	(1,167)
Interest Rate Swap	Mortgage	SOFR	204,550	3.915%	February 2025	May 2028	(2,866)
Interest Rate Swap	Credit Facility	SOFR	125,000	3.667%	August 2024	December 2026	(346)
Interest Rate Swap	Credit Facility	SOFR	125,000	3.670%	August 2024	December 2026	(353)
Interest Rate Swap	Mortgage	SOFR	80,000	4.174%	February 2025	February 2028	(1,429)
Interest Rate Swap	Credit Facility	SOFR	357,500	2.982%	June 2027	June 2028	887
Interest Rate Swap	Mortgage	SOFR	177,000	1.555%	December 2022	February 2026	486
Interest Rate Swap	Mortgage	SOFR	177,000	3.331%	February 2026	February 2029	(222)
Interest Rate Lock	Credit Facility	SOFR	240,000	—%	November 2025	January 2026	1,218
Interest Rate Lock	Credit Facility	SOFR	120,000	—%	December 2025	January 2026	112
Total Consolidated Hedges							$(9,360)
In addition to these derivative instruments, some of our joint venture loan agreements require the joint venture to purchase interest rate caps on its debt. As of December 31, 2025, all such interest rate caps had an aggregate asset value of less than $0.1 million. We also swapped certain floating rate debt at some of our joint ventures. As of December 31, 2025, these swaps had an aggregate asset value of $21.6 million.

	Asset Hedged	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Cap	Mortgage	SOFR	$703,686	4.000%	November 2025	January 2026	$—
Interest Rate Cap	Mortgage	SOFR	289,257	4.000%	July 2025	June 2026	5
Interest Rate Swap	Mortgage	SOFR	268,750	4.039%	July 2024	September 2028	(5,276)
Interest Rate Swap	Mortgage	SOFR	268,750	4.058%	July 2024	September 2028	(5,408)
Interest Rate Swap	Mortgage	SOFR	537,500	4.065%	July 2024	September 2028	(10,962)
Interest Rate Swap	Mortgage	SOFR	250,000	3.608%	April 2023	February 2026	27
Interest Rate Swap	Mortgage	SOFR	250,000	3.608%	April 2023	February 2026	27
Total Unconsolidated Hedges							$(21,587)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of SL Green Realty Corp. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Investments in Commercial Real Estate Properties and Investments in Unconsolidated Joint Ventures — Refer to Notes 2, 6 and 16 to the financial statements

Critical Audit Matter Description

The Company’s investments in commercial real estate properties are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of commercial real estate properties involves the comparison of undiscounted future cash flows expected to be generated by each commercial real estate property over the Company’s estimated holding period, including the future terminal value, to the respective carrying amount. The Company also assesses their investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Company writes down the investment to its estimated fair value. The Company’s investments in unconsolidated joint ventures are evaluated for impairment based on each joint venture’s actual and projected cash flows. To the extent an impairment has occurred on either a commercial real estate property or investment in unconsolidated joint venture, the impairment loss will be measured as the excess of the carrying amount over the estimated fair value of the underlying asset. The Company’s recoverability assessment and estimated fair value, requires management to make significant estimates, including appropriate future market rental rates, capitalization rates, and discount rates.

Given the Company’s estimated future market rental rates, capitalization rates, and discount rates are significant assumptions made by management in their impairment assessments, performing audit procedures to evaluate the reasonableness of management’s recoverability assessment and estimated fair value that utilize these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s estimated future market rental rates, capitalization rates, and discount rates used in the evaluation of impairment, included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability and estimated fair value of both commercial real estate properties and investments in unconsolidated joint ventures, including those over estimated future market rental rates, capitalization rates, and discount rates.

•We inquired with management regarding their determination of estimated future market rental rates, capitalization rates, and discount rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated future market rental rates, capitalization rates, and discount rates by:

◦Testing the source information underlying the determination of the estimated future market rental rates, capitalization rates, and discount rates used by management by evaluating the reasonableness of these assumptions with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.

◦Using comparable market transaction details to further evaluate management’s selected estimated future market rental rates, capitalization rates, and discount rates, as applicable.

◦Developing a range of independent estimates of future market rental rates, capitalization rates, and discount rates and comparing those to the amounts selected by management.

Consolidation of Investments in Joint Ventures — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company assesses the accounting treatment for each joint venture upon formation, as well as any reconsideration event over the life of the investment, to determine whether consolidation is required. This assessment includes a review of each joint venture agreement to determine the rights provided to each party and whether those rights are protective or participating. The Company consolidates those joint ventures they control, or which are variable interest entities (each, a "VIE") where the Company is considered to be the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Company accounts for their investments in unconsolidated joint ventures under the equity method of accounting in cases where they exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. The evaluation of these investments for consolidation, including determining whether the joint venture is a VIE, and if so, whether the Company is the primary beneficiary requires management to make significant judgments due to the complex nature of these investments.

Given the Company’s determination of consolidation of investments in joint ventures is a significant judgement made by management for certain of these investments, performing audit procedures to evaluate the reasonableness of management’s consolidation, including VIE and primary beneficiary assessment, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s determination of consolidation of investments in joint ventures included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the initial accounting assessment for consolidation of investments in joint ventures and over management’s evaluation of reconsideration events.

•We selected a sample of unconsolidated and consolidated joint ventures and evaluated the appropriateness of the Company’s accounting conclusions upon formation and reconsideration events by:

◦Reading the joint venture agreements and other related documents and evaluating the structure and terms of the agreement, as well as any reconsideration events which took place during the year, to determine if the joint venture should be classified as a VIE.

◦If an entity is determined to be a VIE, considering whether the Company appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Company has the power to direct activities that most significantly impact the VIE’s economic performance, and if the Company has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.

◦Evaluated whether any reconsideration events occurred during the year that would result in consolidation or deconsolidation of investments in joint ventures, and if so, verified that this occurred properly.

◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Company, including, among others, reading board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.

/s/ Deloitte & Touche LLP

New York, New York
February 17, 2026

We have served as the Company's auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of SL Green Realty Corp.
Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, equity and cash flows of SL Green Realty Corp. (the Company) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor from 1997 to 2023.
New York, New York
February 23, 2024

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,699,215	$1,357,041
Building and improvements	4,012,305	3,862,224
Building leasehold and improvements	1,448,112	1,388,476
	7,159,632	6,607,741
Less: accumulated depreciation	(2,306,377)	(2,126,081)
	4,853,255	4,481,660
Cash and cash equivalents	155,747	184,294
Restricted cash	180,748	147,344
Investments in marketable securities	23,666	22,812
Tenant and other receivables	45,524	44,055
Related party receivables	16,293	26,865
Deferred rents receivable	266,678	266,428
Debt and preferred equity investments, net of discounts and deferred origination fees of $14 and $1,618 and allowances of $454 and $13,520 in 2025 and 2024, respectively	168,358	303,726
Investments in unconsolidated joint ventures	2,624,755	2,690,138
Debt fund investments, at fair value	152,958	—
Deferred costs, net of amortization of $174,617 and $308,923, respectively	129,019	117,132
Right-of-use asset - operating leases	864,430	865,639
Real estate loans held by consolidated securitization vehicles (includes $1,023,877 and $584,134 at fair value as of December 31, 2025 and December 31, 2024, respectively)	1,023,877	709,095
Other assets	577,299	610,911
Total assets (1)	$11,082,607	$10,470,099
Liabilities
Mortgages and other loans payable, net	$2,146,049	$1,944,635
Revolving credit facility, net	637,796	316,240
Unsecured term loans, net	1,147,591	1,146,010
Unsecured notes, net	—	99,897
Accrued interest payable	15,221	16,527
Senior obligations of consolidated securitization vehicles (includes $1,023,877 and $567,487 at fair value as of December 31, 2025 and December 31, 2024, respectively)	1,023,877	590,131
Other liabilities	392,756	414,153
Accounts payable and accrued expenses	134,621	122,674
Deferred revenue	147,419	164,887
Lease liability - financing leases	108,183	106,853
Lease liability - operating leases	805,192	810,989
Dividend and distributions payable	2,536	21,816
Security deposits	68,276	60,331
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,729,517	5,915,143

SL Green Realty Corp.
Consolidated Balance Sheets
(in thousands, except per share data)

	December 31, 2025	December 31, 2024
Commitments and contingencies (See Note 20)
Noncontrolling interests in Operating Partnership	241,371	288,941
Preferred units and redeemable equity	199,271	196,064
Equity
SL Green stockholders' equity:
Series I Preferred Stock, $0.01 par value, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2025 and 2024	221,932	221,932
Common stock, $0.01 par value, 160,000 shares authorized and 71,159 and 71,097 issued and outstanding at December 31, 2025 and 2024, respectively	711	711
Additional paid-in-capital	4,212,590	4,159,562
Accumulated other comprehensive (loss) income	(22,198)	18,196
Retained deficit	(741,880)	(449,101)
Total SL Green stockholders' equity	3,671,155	3,951,300
Noncontrolling interests in other partnerships	241,293	118,651
Total equity	3,912,448	4,069,951
Total liabilities and equity	$11,082,607	$10,470,099

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $185.2 million and $236.7 million of land, $207.5 million and $159.1 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $6.3 million and $4.1 million of accumulated depreciation, $153.0 million and $— million of debt fund investments, $1,023.9 million and $709.1 million of real estate loans held by consolidated securitization vehicles, $862.5 million and $830.3 million of other assets included in other line items, $328.6 million and $357.9 million of real estate debt, net, $0.9 million and $1.1 million of accrued interest payable, $— million and $— million of lease liabilities, $1,023.9 million and $590.1 million of senior obligations of consolidated securitization vehicles and $287.5 million and $324.8 million of other liabilities included in other line items as of December 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Operations
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenue, net	$680,105	$605,999	$683,335
SUMMIT Operator revenue	122,344	133,214	118,260
Investment income	29,377	24,353	34,705
Interest income from real estate loans held by consolidated securitization vehicles	62,734	18,980	—
Other income	108,486	103,726	77,410
Total revenues	1,003,046	886,272	913,710
Expenses
Operating expenses, including related party expenses of $9 in 2025, $7 in 2024 and $5 in 2023	226,099	189,598	196,696
Real estate taxes	155,023	128,187	143,757
Operating lease rent	24,423	24,423	27,292
SUMMIT Operator expenses	116,364	111,739	101,211
Interest expense, net of interest income	187,656	147,220	137,114
Amortization of deferred financing costs	7,054	6,619	7,837
SUMMIT Operator tax expense	3,259	730	9,201
Interest expense on senior obligations of consolidated securitization vehicles	60,693	14,634	—
Depreciation and amortization	255,713	207,443	247,810
Loan loss and other investment reserves, net of recoveries	(71,326)	—	6,890
Transaction related costs	13,942	401	1,099
Marketing, general and administrative	89,310	85,187	111,389
Total expenses	1,068,210	916,181	990,296
Equity in net loss from unconsolidated joint ventures	(56,143)	(179,695)	(76,509)
Loss from debt fund investments, net	(1,446)	—	—
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	86,068	208,144	(13,368)
Purchase price and other fair value adjustments	(36,233)	88,966	(17,260)
(Loss) gain on sale of real estate, net	(2,143)	3,025	(32,370)
Depreciable real estate reserves and impairments	(32,092)	(104,071)	(382,374)
Gain on sale of marketable securities	10,232	—	—
Gain (loss) on early extinguishment of debt	—	43,762	(870)
Net (loss) income	(96,921)	30,222	(599,337)
Net loss attributable to noncontrolling interests:
Noncontrolling interests in the Operating Partnership	7,673	(497)	37,465
Noncontrolling interests in other partnerships	971	928	4,568
Preferred units distributions	(8,633)	(8,643)	(7,255)
Net (loss) income attributable to SL Green	(96,910)	22,010	(564,559)
Perpetual preferred stock dividends	(14,950)	(14,950)	(14,950)
Net (loss) income attributable to SL Green common stockholders	$(111,860)	$7,060	$(579,509)

Basic (loss) earnings per share	$(1.61)	$0.08	$(9.12)
Diluted (loss) earnings per share	$(1.61)	$0.08	$(9.12)

Basic weighted average common shares outstanding	70,443	65,062	63,809
Diluted weighted average common shares and common share equivalents outstanding	70,443	65,688	67,972
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(96,921)	$30,222	$(599,337)
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(43,829)	318	(32,437)
Increase (decrease) in unrealized value of marketable securities	631	552	(1,650)
Other comprehensive (loss) income	(43,198)	870	(34,087)
Comprehensive (loss) income	(140,119)	31,092	(633,424)
Net loss (income) attributable to noncontrolling interests and preferred units distributions	11	(8,212)	34,778
Other comprehensive loss (income) attributable to noncontrolling interests	2,804	(151)	1,960
Comprehensive (loss) income attributable to SL Green	$(137,304)	$22,729	$(596,686)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$656	$3,790,358	$(128,655)	$49,604	$651,138	$61,889	$4,646,922
Net loss							(564,559)	(4,568)	(569,127)
Other comprehensive loss						(32,127)			(32,127)
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		17		525					525
Measurement adjustment for redeemable noncontrolling interest							(15,486)		(15,486)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		329	4	35,569					35,573
Contributions to consolidated joint venture interests								15,066	15,066
Cash distributions to noncontrolling interests								(2,777)	(2,777)
Cash distributions declared ($3.2288 per common share, none of which represented a return of capital for federal income tax purposes)							(207,694)		(207,694)
Balance at December 31, 2023	$221,932	64,726	$660	$3,826,452	$(128,655)	$17,477	$(151,551)	$69,610	$3,855,925
Net income							22,010	(928)	21,082
Acquisition of subsidiary interest from noncontrolling interest				(4,130)				(5,086)	(9,216)
Other comprehensive income						719			719
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		729	7	52,301					52,308
Conversion of units in the Operating Partnership for common stock		124							—
Measurement adjustment for redeemable noncontrolling interest							(107,631)		(107,631)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		455	4	26,844					26,848
Proceeds from issuance of common stock		5,063	51	386,739					386,790
Repurchases of common stock			(11)	(128,644)	128,655				—
Contributions to consolidated joint venture interests								6,656	6,656
Consolidation of partially owned entity								59,452	59,452
Cash distributions to noncontrolling interests								(11,053)	(11,053)
Cash distributions declared ($3.0075 per common share, none of which represented a return of capital for federal income tax purposes)							(196,979)		(196,979)
Balance at December 31, 2024	$221,932	71,097	$711	$4,159,562	$—	$18,196	$(449,101)	$118,651	$4,069,951
Net loss							(96,910)	(971)	(97,881)
Acquisition of subsidiary interest from noncontrolling interest				36,023				(51,654)	(15,631)
Other comprehensive loss						(40,394)			(40,394)
Perpetual preferred stock dividends							(14,950)		(14,950)
DRSPP proceeds		4		251					251
Conversion of units in the Operating Partnership to common stock		47							—
Measurement adjustment for redeemable noncontrolling interest							18,863		18,863
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		11		17,848				698	18,546
Proceeds from issuance of common stock				(1,094)					(1,094)
Contributions to consolidated joint venture interests								4,757	4,757
Contributions to debt fund investments								194,292	194,292
Distributions from debt fund investments								(21,354)	(21,354)
Cash distributions to noncontrolling interests								(3,126)	(3,126)

SL Green Realty Corp.
Consolidated Statements of Equity
(in thousands, except per share data)

	SL Green Realty Corp. Stockholders
		Common Stock
	Series I Preferred Stock	Shares	Par Value	Additional Paid- In-Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Deficit	Noncontrolling Interests	Total
Cash distributions declared ($3.0900 per common share, none of which represented a return of capital for federal income tax purposes)							(199,782)		(199,782)
Balance at December 31, 2025	$221,932	71,159	$711	$4,212,590	$—	$(22,198)	$(741,880)	$241,293	$3,912,448
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net (loss) income	$(96,921)	$30,222	$(599,337)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	262,767	214,062	255,647
Equity in net loss from unconsolidated joint ventures	56,143	179,695	76,509
Distributions of cumulative earnings from unconsolidated joint ventures	595	12,992	9,897
Equity in net (gain) loss on sale of interest in unconsolidated joint venture/real estate	(86,068)	(208,144)	13,368
Purchase price and other fair value adjustments	36,233	(88,966)	17,260
Depreciable real estate reserves and impairments	32,092	104,071	382,374
Loss (gain) on sale of real estate, net	2,143	(3,025)	32,370
Loan loss and other investment reserves, net of recoveries	(71,326)	—	6,890
Gain on sale of investments in marketable securities	(10,232)	—	—
Loss (gain) on early extinguishment of debt	—	(43,762)	870
Deferred rents receivable	(4,031)	(1,535)	(17,903)
Non-cash lease expense	21,378	20,290	20,435
Other non-cash adjustments	38,845	46,219	28,174
Changes in operating assets and liabilities:
Tenant and other receivables	211	(11,804)	(1,725)
Related party receivables	10,671	(11,414)	15,788
Deferred lease costs	(37,290)	(29,271)	(17,427)
Other assets	(6,961)	15,968	(1,922)
Accounts payable, accrued expenses, other liabilities and security deposits	(26,863)	(74,501)	11,974
Deferred revenue	(12,514)	(4,799)	8,057
Lease liability - operating leases	(25,966)	(16,703)	(11,796)
Net cash provided by operating activities	82,906	129,595	229,503
Investing Activities
Acquisitions of real estate property	$(271,649)	$—	$—
Additions to land, buildings and improvements	(255,631)	(211,869)	(259,663)
Acquisition deposits and deferred purchase price	(65,300)	(23,050)	—
Investments in unconsolidated joint ventures	(182,737)	(451,233)	(184,481)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	100,905	161,474	140,569
Net proceeds from disposition of real estate/joint venture interest	330,437	729,025	557,611
Cash and restricted cash assumed from consolidation of real estate investment	7,181	19,017	—
Cash and restricted cash derecognized from disposition and deconsolidation of real estate investment	(10,340)	—	—
Proceeds from sale or redemption of marketable securities	60,107	—	—
Investments in marketable securities	(41,413)	(12,368)	—
Investments in real estate loans held by consolidated securitization vehicles	(49,296)	(117,894)	—
Repayment of senior obligations of consolidated securitization vehicles	(231,704)	—	—
Proceeds from sale or redemption of real estate loans held by consolidated securitization vehicles	430,000	—	—
Other investments	(43,391)	(21,535)	(17,334)
Origination or purchase of debt fund investments	(127,359)	—	—
Repayment or redemption of debt fund investments	20,000	—	—
Origination of debt and preferred equity investments	(13,073)	(16,310)	(65,357)

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Repayments or redemption of debt and preferred equity investments	12,464	63,496	—
Net cash (used in) provided by investing activities	(330,799)	118,753	171,345
Financing Activities
Proceeds from mortgages and other loans payable	$205,036	$4,450	$—
Repayments of mortgages and other loans payable	(45,690)	(68,977)	(25,826)
Proceeds from revolving credit facility, term loans and senior unsecured notes	1,100,075	1,170,000	538,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(880,075)	(1,510,000)	(828,000)
Payment of debt extinguishment costs	—	—	—
Proceeds from stock options exercised and DRSPP issuance	251	52,308	525
Proceeds from issuance of common stock	(1,094)	386,790	—
Redemption of preferred stock	—	(2,503)	(11,700)
Redemption of OP units	(22,303)	(38,177)	(9,076)
Distributions to noncontrolling interests in other partnerships	(3,126)	(11,053)	(2,777)
Contributions from noncontrolling interests in other partnerships	4,706	6,584	6,932
Acquisition of subsidiary interest from noncontrolling interest	—	(7,289)	—
Distributions to noncontrolling interests in the Operating Partnership	(14,162)	(13,915)	(14,779)
Contributions from noncontrolling interests to debt fund investments	194,292	—	—
Distributions to debt fund investments	(21,354)	—	—
Dividends paid on common and preferred stock	(242,635)	(218,823)	(230,931)
Other obligation related to secured borrowing	—	—	129,656
Tax withholdings related to restricted share awards	(13,903)	(182)	—
Deferred loan costs	(7,268)	(1,442)	(1,407)
Net cash provided by (used in) financing activities	252,750	(252,229)	(449,383)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,857	(3,881)	(48,535)
Cash, cash equivalents, and restricted cash at beginning of year	331,638	335,519	384,054
Cash, cash equivalents, and restricted cash at end of year	$336,495	$331,638	$335,519

Supplemental cash flow disclosures:
Interest paid	$220,341	$200,752	$229,119
Income taxes paid	$6,891	$9,001	$7,815

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate	$138,954	$—	$—
Exchange of debt investment for real estate or equity in joint venture	—	—	349,946
Acquisition of subsidiary interest from noncontrolling interest	55,435	1,927	—
Transfer of investments to debt fund	38,422	—	—
Measurement adjustment for redeemable noncontrolling interest	18,863	107,632	15,486
Conversion of partner loan	15,632	—	—
Consolidation of a subsidiary	—	50,377	—
Investment in joint venture	—	10,639	—
Deconsolidation of a subsidiary	—	—	101,351
Deconsolidation of subsidiary debt	—	—	1,712,750
Debt and preferred equity investments	—	1,133	—
Extinguishment of debt	—	46,835	—
Removal of fully depreciated commercial real estate properties	5,157	6,903	16,313

SL Green Realty Corp.
Consolidated Statements of Cash Flows
(in thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Contribution to consolidated joint venture by noncontrolling interest	51	72	8,134
Share repurchase or redemption payable	—	9,514	9,513
Recognition of lease liabilities arising from obtaining right-of-use assets	20,169	—	—
Consolidation of securitization vehicle assets	828,143	600,521	—
Consolidation of securitization vehicle liabilities	828,143	600,521	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$155,747	$184,294	$221,823
Restricted cash	180,748	147,344	113,696
Total cash, cash equivalents, and restricted cash	$336,495	$331,638	$335,519
The accompanying notes are an integral part of these consolidated financial statements.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P. and the Board of Directors of SL Green Realty Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of SL Green Operating Partnership, L.P. and subsidiaries (the "Partnership") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Partnership's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Investments in Commercial Real Estate Properties and Investments in Unconsolidated Joint Ventures — Refer to Notes 2, 6 and 16 to the financial statements

Critical Audit Matter Description

The Partnership's investments in commercial real estate properties are evaluated for impairment quarterly, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Partnership's evaluation of the recoverability of commercial real estate properties involves the comparison of undiscounted future cash flows expected to be generated by each commercial real estate property over the Partnership's estimated holding period, including the future terminal value, to the respective carrying amount. The Partnership also assesses their investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, the Partnership writes down the investment to its estimated fair value. The Partnership's investments in unconsolidated joint ventures are evaluated for impairment based on each joint venture’s actual and projected cash flows. To the extent an impairment has occurred on either a commercial real estate property or investment in unconsolidated joint venture, the impairment loss will be measured as the excess of the carrying amount over the estimated fair value of the underlying asset. The Partnership's recoverability assessment and estimated fair value, requires management to make significant estimates, including appropriate future market rental rates, capitalization rates, and discount rates.

Given the Partnership's estimated future market rental rates, capitalization rates, and discount rates are significant assumptions made by management in their impairment assessments, performing audit procedures to evaluate the reasonableness of management’s recoverability assessment and estimated fair value that utilize these assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Partnership's estimated future market rental rates, capitalization rates, and discount rates used in the evaluation of impairment, included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the recoverability and estimated fair value of both commercial real estate properties and investments in unconsolidated joint ventures, including those over estimated future market rental rates, capitalization rates, and discount rates.

•We inquired with management regarding their determination of estimated future market rental rates, capitalization rates, and discount rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the Partnership's estimated future market rental rates, capitalization rates, and discount rates by:

◦Testing the source information underlying the determination of the estimated future market rental rates, capitalization rates, and discount rates used by management by evaluating the reasonableness of these assumptions with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.

◦Using comparable market transaction details to further evaluate management’s selected estimated future market rental rates, capitalization rates, and discount rates, as applicable.

◦Developing a range of independent estimates of future market rental rates, capitalization rates, and discount rates and comparing those to the amounts selected by management.

Consolidation of Investments in Joint Ventures — Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Partnership assesses the accounting treatment for each joint venture upon formation, as well as any reconsideration event over the life of the investment, to determine whether consolidation is required. This assessment includes a review of each joint venture agreement to determine the rights provided to each party and whether those rights are protective or participating. The Partnership consolidates those joint ventures they control, or which are variable interest entities (each, a "VIE") where the Partnership is considered to be the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE. The Partnership accounts for their investments in unconsolidated joint ventures under the equity method of accounting in cases where they exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. The evaluation of these investments for consolidation, including determining whether the joint venture is a VIE, and if so, whether the Partnership is the primary beneficiary requires management to make significant judgments due to the complex nature of these investments.

Given the Partnership's determination of consolidation of investments in joint ventures is a significant judgement made by management for certain of these investments, performing audit procedures to evaluate the reasonableness of management’s consolidation, including VIE and primary beneficiary assessment, required a high degree of auditor judgment and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Partnership’s determination of consolidation of investments in joint ventures included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the initial accounting assessment for consolidation of investments in joint ventures and over management’s evaluation of reconsideration events.

•We selected a sample of unconsolidated and consolidated joint ventures and evaluated the appropriateness of the Partnership’s accounting conclusions upon formation and reconsideration events by:

◦Reading the joint venture agreements and other related documents and evaluating the structure and terms of the agreement, as well as any reconsideration events which took place during the year, to determine if the joint venture should be classified as a VIE.

◦If an entity is determined to be a VIE, considering whether the Partnership appropriately determined the primary beneficiary by evaluating the contractual arrangements of the entity to determine if the Partnership has the power to direct activities that most significantly impact the VIE’s economic performance, and if the Partnership has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could be significant to the VIE.

◦Evaluated whether any reconsideration events occurred during the year that would result in consolidation or deconsolidation of investments in joint ventures, and if so, verified that this occurred properly.

◦Evaluating the evidence obtained in other areas of the audit to determine if there were additional reconsideration events that had not been identified by the Partnership, including, among others, reading board minutes and agreeing the terms of certain joint venture agreements and side agreements, if any.

/s/ Deloitte & Touche LLP

New York, New York
February 17, 2026

We have served as the Partnership's auditor since 2023.

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P.
Opinion on the Financial Statements
We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, capital and cash flows of SL Green Operating Partnership, L.P. (the Operating Partnership) for the year ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Operating Partnership’s operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Operating Partnership's auditor from 2010 to 2023.
New York, New York
February 23, 2024

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2025	December 31, 2024
Assets
Commercial real estate properties, at cost:
Land and land interests	$1,699,215	$1,357,041
Building and improvements	4,012,305	3,862,224
Building leasehold and improvements	1,448,112	1,388,476
	7,159,632	6,607,741
Less: accumulated depreciation	(2,306,377)	(2,126,081)
	4,853,255	4,481,660
Cash and cash equivalents	155,747	184,294
Restricted cash	180,748	147,344
Investments in marketable securities	23,666	22,812
Tenant and other receivables	45,524	44,055
Related party receivables	16,293	26,865
Deferred rents receivable	266,678	266,428
Debt and preferred equity investments, net of discounts and deferred origination fees of $14 and $1,618 and allowances of $454 and $13,520 in 2025 and 2024, respectively	168,358	303,726
Investments in unconsolidated joint ventures	2,624,755	2,690,138
Debt fund investments, at fair value	152,958	—
Deferred costs, net of amortization of $174,617 and $308,923, respectively	129,019	117,132
Right of use asset - financing leases	—	—
Right of use asset - operating leases	864,430	865,639
Real estate loans held by consolidated securitization vehicles (includes $1,023,877 and $584,134 at fair value as of December 31, 2025 and December 31, 2024, respectively)	1,023,877	709,095
Other assets	577,299	610,911
Total assets (1)	$11,082,607	$10,470,099
Liabilities
Mortgages and other loans payable, net	$2,146,049	$1,944,635
Revolving credit facility, net	637,796	316,240
Unsecured term loans, net	1,147,591	1,146,010
Unsecured notes, net	—	99,897
Accrued interest payable	15,221	16,527
Senior obligations of consolidated securitization vehicles (includes $1,023,877 and $567,487 at fair value as of December 31, 2025 and December 31, 2024, respectively)	1,023,877	590,131
Other liabilities	392,756	414,153
Accounts payable and accrued expenses	134,621	122,674
Deferred revenue	147,419	164,887
Lease liability - financing leases	108,183	106,853
Lease liability - operating leases	805,192	810,989
Dividend and distributions payable	2,536	21,816
Security deposits	68,276	60,331
Junior subordinated deferrable interest debentures held by trusts that issued trust preferred securities	100,000	100,000
Total liabilities (1)	6,729,517	5,915,143

SL Green Operating Partnership, L.P.
Consolidated Balance Sheets
(in thousands, except per unit data)

	December 31, 2025	December 31, 2024
Commitments and contingencies (See Note 20)
Limited partner interests in SLGOP (4,538 and 4,510 limited partner common units outstanding at December 31, 2025 and 2024, respectively)	241,371	288,941
Preferred units and redeemable equity	199,271	196,064
Capital
SLGOP partners' capital:
Series I Preferred Units, $25.00 liquidation preference, 9,200 issued and outstanding at both December 31, 2025 and 2024	221,932	221,932
SL Green partners' capital (757 and 756 general partner common units, and 70,402 and 70,341 limited partner common units outstanding at December 31, 2025 and 2024, respectively)	3,471,421	3,711,172
Accumulated other comprehensive (loss) income	(22,198)	18,196
Total SLGOP partners' capital	3,671,155	3,951,300
Noncontrolling interests in other partnerships	241,293	118,651
Total capital	3,912,448	4,069,951
Total liabilities and capital	$11,082,607	$10,470,099

(1) The Operating Partnership's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $185.2 million and $236.7 million of land, $207.5 million and $159.1 million of building and improvements, $— million and $— million of building and leasehold improvements, $— million and $— million of right of use assets, $6.3 million and $4.1 million of accumulated depreciation, $153.0 million and $— million of debt fund investments, $1,023.9 million and $709.1 million of real estate loans held by consolidated securitization vehicles, $862.5 million and $830.3 million of other assets included in other line items, $328.6 million and $357.9 million of real estate debt, net, $0.9 million and $1.1 million of accrued interest payable, $— million and $— million of lease liabilities, $1,023.9 million and $590.1 million of senior obligations of consolidated securitization vehicles and $287.5 million and $324.8 million of other liabilities included in other line items as of December 31, 2025 and December 31, 2024, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Operations
(in thousands, except per unit data)

	Year Ended December 31,
	2025	2024	2023
Revenues
Rental revenue, net	$680,105	$605,999	$683,335
SUMMIT Operator revenue	122,344	133,214	118,260
Investment income	29,377	24,353	34,705
Interest income from real estate loans held by consolidated securitization vehicles	62,734	18,980	—
Other income	108,486	103,726	77,410
Total revenues	1,003,046	886,272	913,710
Expenses
Operating expenses, including related party expenses of $9 in 2025, $7 in 2024 and $5 in 2023	226,099	189,598	196,696
Real estate taxes	155,023	128,187	143,757
Operating lease rent	24,423	24,423	27,292
SUMMIT Operator expenses	116,364	111,739	101,211
Interest expense, net of interest income	187,656	147,220	137,114
Amortization of deferred financing costs	7,054	6,619	7,837
SUMMIT Operator tax expense	3,259	730	9,201
Interest expense on senior obligations of consolidated securitization vehicles	60,693	14,634	—
Depreciation and amortization	255,713	207,443	247,810
Loan loss and other investment reserves, net of recoveries	(71,326)	—	6,890
Transaction related costs	13,942	401	1,099
Marketing, general and administrative	89,310	85,187	111,389
Total expenses	1,068,210	916,181	990,296
Equity in net loss from unconsolidated joint ventures	(56,143)	(179,695)	(76,509)
Loss from debt fund investments, net	(1,446)	—	—
Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate	86,068	208,144	(13,368)
Purchase price and other fair value adjustments	(36,233)	88,966	(17,260)
(Loss) gain on sale of real estate, net	(2,143)	3,025	(32,370)
Depreciable real estate reserves and impairments	(32,092)	(104,071)	(382,374)
Gain on sale of marketable securities	10,232	—	—
Gain (loss) on early extinguishment of debt	—	43,762	(870)
Net (loss) income	(96,921)	30,222	(599,337)
Noncontrolling interests in other partnerships	971	928	4,568
Preferred units distributions	(8,633)	(8,643)	(7,255)
Net (loss) income attributable to SLGOP	(104,583)	22,507	(602,024)
Perpetual preferred unit dividends	(14,950)	(14,950)	(14,950)
Net (loss) income attributable to SLGOP common unitholders	$(119,533)	$7,557	$(616,974)

Basic (loss) earnings per unit	$(1.67)	$0.04	$(9.12)
Diluted (loss) earnings per unit	$(1.67)	$0.04	$(9.12)

Basic weighted average common units outstanding	74,407	68,736	67,972
Diluted weighted average common units and common unit equivalents outstanding	74,407	69,605	67,972

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(96,921)	$30,222	$(599,337)
Other comprehensive (loss) income:
(Decrease) increase in unrealized value of derivative instruments, including SL Green's share of joint venture derivative instruments	(43,829)	318	(32,437)
Increase (decrease) in unrealized value of marketable securities	631	552	(1,650)
Other comprehensive (loss) income	(43,198)	870	(34,087)
Comprehensive (loss) income	(140,119)	31,092	(633,424)
Net loss attributable to noncontrolling interests	971	928	4,568
Other comprehensive loss (income) attributable to noncontrolling interests	2,804	(151)	1,960
Comprehensive (loss) income attributable to SLGOP	$(136,344)	$31,869	$(626,896)

The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Capital
(in thousands, except per unit data)

	SL Green Operating Partnership Unitholders
		Partners' Interest
	Series I Preferred Units	Common Units	Common Unitholders	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2022	$221,932	64,380	$4,313,497	$49,604	$61,889	$4,646,922
Net loss			(564,559)		(4,568)	(569,127)
Other comprehensive loss				(32,127)		(32,127)
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		17	525			525
Measurement adjustment for redeemable noncontrolling interest			(15,486)			(15,486)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		329	35,573			35,573
Contributions to consolidated joint venture interests					15,066	15,066
Cash distributions to noncontrolling interests					(2,777)	(2,777)
Cash distributions declared ($3.2288 per common unit, none of which represented a return of capital for federal income tax purposes)			(207,694)			(207,694)
Balance at December 31, 2023	$221,932	64,726	$3,546,906	$17,477	$69,610	$3,855,925
Net income			22,010		(928)	21,082
Acquisition of subsidiary interest from noncontrolling interest			(4,130)		(5,086)	(9,216)
Other comprehensive income				719		719
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		729	52,308			52,308
Conversion of common units		124				—
Measurement adjustment for redeemable noncontrolling interest			(107,631)			(107,631)
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		455	26,848			26,848
Proceeds from issuance of common stock		5,063	386,790			386,790
Contributions to consolidated joint venture interests					6,656	6,656
Consolidation of partially owned entity					59,452	59,452
Cash distributions to noncontrolling interests					(11,053)	(11,053)
Cash distributions declared ($3.0075 per common unit, none of which represented a return of capital for federal income tax purposes)			(196,979)			(196,979)
Balance at December 31, 2024	$221,932	71,097	$3,711,172	$18,196	$118,651	$4,069,951
Net loss			(96,910)		(971)	(97,881)
Acquisition of subsidiary interest from noncontrolling interest			36,023		(51,654)	(15,631)
Other comprehensive loss				(40,394)		(40,394)
Perpetual preferred unit dividends			(14,950)			(14,950)
DRSPP proceeds		4	251			251
Conversion of common units		47	—			—
Measurement adjustment for redeemable noncontrolling interest			18,863			18,863
Deferred compensation plan and stock awards, net of forfeitures and tax withholdings		11	17,848		698	18,546
Proceeds from issuance of common stock		—	(1,094)			(1,094)
Contributions to consolidated joint venture interests					4,757	4,757
Contributions to debt fund investments					194,292	194,292
Distributions from debt fund investments					(21,354)	(21,354)
Cash distributions to noncontrolling interests					(3,126)	(3,126)
Cash distributions declared ($3.0900 per common unit, none of which represented a return of capital for federal income tax purposes)			(199,782)			(199,782)
Balance at December 31, 2025	$221,932	71,159	$3,471,421	$(22,198)	$241,293	$3,912,448
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net (loss) income	$(96,921)	$30,222	$(599,337)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	262,767	214,062	255,647
Equity in net loss from unconsolidated joint ventures	56,143	179,695	76,509
Distributions of cumulative earnings from unconsolidated joint ventures	595	12,992	9,897
Equity in net (gain) loss on sale of interest in unconsolidated joint venture/real estate	(86,068)	(208,144)	13,368
Purchase price and other fair value adjustments	36,233	(88,966)	17,260
Depreciable real estate reserves and impairments	32,092	104,071	382,374
Loss (gain) on sale of real estate, net	2,143	(3,025)	32,370
Loan loss reserves and other investment reserves, net of recoveries	(71,326)	—	6,890
Gain on sale of investments in marketable securities	(10,232)	—	—
Loss (gain) on early extinguishment of debt	—	(43,762)	870
Deferred rents receivable	(4,031)	(1,535)	(17,903)
Non-cash lease expense	21,378	20,290	20,435
Other non-cash adjustments	38,845	46,219	28,174
Changes in operating assets and liabilities:
Tenant and other receivables	211	(11,804)	(1,725)
Related party receivables	10,671	(11,414)	15,788
Deferred lease costs	(37,290)	(29,271)	(17,427)
Other assets	(6,961)	15,968	(1,922)
Accounts payable, accrued expenses, other liabilities and security deposits	(26,863)	(74,501)	11,974
Deferred revenue	(12,514)	(4,799)	8,057
Lease liability - operating leases	(25,966)	(16,703)	(11,796)
Net cash provided by operating activities	82,906	129,595	229,503
Investing Activities
Acquisitions of real estate property	$(271,649)	$—	$—
Additions to land, buildings and improvements	(255,631)	(211,869)	(259,663)
Acquisition deposits and deferred purchase price	(65,300)	(23,050)	—
Investments in unconsolidated joint ventures	(182,737)	(451,233)	(184,481)
Distributions in excess of cumulative earnings from unconsolidated joint ventures	100,905	161,474	140,569
Net proceeds from disposition of real estate/joint venture interest	330,437	729,025	557,611
Cash and restricted cash assumed from consolidation of real estate investment	7,181	19,017	—
Cash and restricted cash derecognized from disposition and deconsolidation of real estate investment	(10,340)	—	—
Proceeds from sale or redemption of marketable securities	60,107	—	—
Investments in marketable securities	(41,413)	(12,368)	—
Investments in real estate loans held by consolidated securitization vehicles	(49,296)	(117,894)	—
Repayment of senior obligations of consolidated securitization vehicles	(231,704)	—	—
Proceeds from sale or redemption of real estate loans held by consolidated securitization vehicles	430,000	—	—
Other investments	(43,391)	(21,535)	(17,334)
Origination or purchase of debt fund investments	(127,359)	—	—
Repayment or redemption of debt fund investments	20,000	—	—

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Origination of debt and preferred equity investments	(13,073)	(16,310)	(65,357)
Repayments or redemption of debt and preferred equity investments	12,464	63,496	—
Net cash (used in) provided by investing activities	(330,799)	118,753	171,345
Financing Activities
Proceeds from mortgages and other loans payable	$205,036	$4,450	$—
Repayments of mortgages and other loans payable	(45,690)	(68,977)	(25,826)
Proceeds from revolving credit facility, term loans and senior unsecured notes	1,100,075	1,170,000	538,000
Repayments of revolving credit facility, term loans and senior unsecured notes	(880,075)	(1,510,000)	(828,000)
Proceeds from stock options exercised and DRSPP issuance	251	52,308	525
Proceeds from issuance of common units	(1,094)	386,790	—
Redemption of preferred units	—	(2,503)	(11,700)
Redemption of OP units	(22,303)	(38,177)	(9,076)
Distributions to noncontrolling interests in other partnerships	(3,126)	(11,053)	(2,777)
Contributions from noncontrolling interests in other partnerships	4,706	6,584	6,932
Contributions from noncontrolling interests to debt fund investments	194,292	—	—
Distributions to debt fund investments	(21,354)	—	—
Distributions paid on common and preferred units	(256,797)	(232,738)	(245,710)
Acquisition of subsidiary interest from noncontrolling interest	—	(7,289)	—
Other obligation related to secured borrowing	—	—	129,656
Tax withholdings related to restricted share awards	(13,903)	(182)	—
Deferred loan costs	(7,268)	(1,442)	(1,407)
Net cash provided by (used in) financing activities	252,750	(252,229)	(449,383)
Net increase (decrease) in cash, cash equivalents, and restricted cash	4,857	(3,881)	(48,535)
Cash, cash equivalents, and restricted cash at beginning of year	331,638	335,519	384,054
Cash, cash equivalents, and restricted cash at end of year	$336,495	$331,638	$335,519

Supplemental cash flow disclosures:
Interest paid	$220,341	$200,752	$229,119
Income taxes paid	$6,891	$9,001	$7,815

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Exchange of preferred equity investment for real estate	$138,954	$—	$—
Exchange of debt investment for real estate or equity in joint venture	—	—	349,946
Acquisition of subsidiary interest from noncontrolling interest	55,435	1,927	—
Transfer of investments to debt fund	38,422	—	—
Measurement adjustment for redeemable noncontrolling interest	18,863	107,632	15,486
Conversion of partner loan	15,632	—	—
Consolidation of a subsidiary	—	50,377	—
Investment in joint venture	—	10,639	—
Deconsolidation of a subsidiary	—	—	101,351
Deconsolidation of subsidiary debt	—	—	1,712,750
Debt and preferred equity investments	—	1,133	—
Extinguishment of debt	—	46,835	—
Removal of fully depreciated commercial real estate properties	5,157	6,903	16,313

SL Green Operating Partnership, L.P.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Contribution to consolidated joint venture by noncontrolling interest	51	72	8,134
Share repurchase or redemption payable	—	9,514	9,513
Recognition of lease liabilities arising from obtaining right-of-use assets	20,169	—	—
Consolidation of securitization vehicle assets	828,143	600,521	—
Consolidation of securitization vehicle liabilities	828,143	600,521	—
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows.

	Year Ended December 31,
	2025	2024	2023
Cash and cash equivalents	$155,747	$184,294	$221,823
Restricted cash	180,748	147,344	113,696
Total cash, cash equivalents, and restricted cash	$336,495	$331,638	$335,519
The accompanying notes are an integral part of these consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements
December 31, 2025

1. Organization and Basis of Presentation
SL Green Realty Corp., which is referred to as the Company or SL Green, a Maryland corporation, and SL Green Operating Partnership, L.P., which is referred to as SLGOP or the Operating Partnership, a Delaware limited partnership, were formed in June 1997 for the purpose of combining the commercial real estate business of S.L. Green Properties, Inc. and its affiliated partnerships and entities. All of the management, leasing and construction services that are provided to the properties that are wholly-owned by us and that are provided to certain joint ventures are conducted through SL Green Management LLC and S.L. Green Management Corp., respectively, which are 100% owned by the Operating Partnership. The Company has qualified, and expects to qualify in the current fiscal year, as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended, or the Code, and operates as a self-administered, self-managed REIT. A REIT is a legal entity that holds real estate interests and, through payments of dividends to stockholders, is permitted to minimize the payment of Federal income taxes at the corporate level. Unless the context requires otherwise, all references to "we," "our" and "us" means the Company and all entities owned or controlled by the Company, including the Operating Partnership.
Substantially all of our assets are held by, and all of our operations are conducted through, the Operating Partnership. The Company is the sole managing general partner of the Operating Partnership. As of December 31, 2025, noncontrolling investors held, in the aggregate, a 6.42% limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership. The Operating Partnership is considered a variable interest entity, or VIE, in which we are the primary beneficiary. See Note 11, "Noncontrolling Interests on the Company's Consolidated Financial Statements."
On December 31, 2025, we owned the following interests in properties in the New York metropolitan area, primarily in midtown Manhattan. Our investments located outside of Manhattan are referred to as the Suburban properties:

		Consolidated			Unconsolidated		Total
Location	Property Type	Number of Buildings		Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Number of Buildings	Approximate Square Feet (unaudited)	Weighted Average Leased Occupancy(1) (unaudited)
Commercial:
Manhattan	Office	16		9,480,852	10	13,868,633	26	23,349,485	93.0%
	Retail	5		313,347	—	—	5	313,347	84.8%
	Development/Redevelopment	5	(2)	1,249,983	—	—	5	1,249,983	N/A
		26		11,044,182	10	13,868,633	36	24,912,815	92.9%
Suburban	Office	6		732,800	—	—	6	732,800	79.4%
Total commercial properties		32		11,776,982	10	13,868,633	42	25,645,615	92.5%
Residential:
Manhattan	Residential	1	(2)	363,237	1	221,884	2	585,121	98.7%
Total core portfolio		33		12,140,219	11	14,090,517	44	26,230,736	92.6%

	Alternative Strategy Portfolio	—		—	5	2,509,307	5	2,509,307	59.3%
(1)The weighted average leased occupancy for commercial properties represents the total leased square feet divided by the total square footage at acquisition. The weighted average leased occupancy for residential properties represents the total leased units divided by the total available units. Properties under construction are not included in the calculation of weighted average leased occupancy.
(2)As of December 31, 2025, we owned a building at 7 Dey Street / 185 Broadway that was comprised of approximately 140,382 square feet (unaudited) of residential space and approximately 50,206 square feet (unaudited) of office and retail space that is under redevelopment. For the purpose of this report, we have included this building in the number of residential properties we own. However, we have included only the residential square footage in the residential approximate square footage, and have listed the balance of the square footage as development square footage.
As of December 31, 2025, we also managed one office building and one retail building owned by third parties encompassing approximately 0.4 million square feet (unaudited).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Partnership Agreement
In accordance with the partnership agreement of the Operating Partnership, or the Operating Partnership Agreement, we allocate all distributions and profits and losses in proportion to the percentage of ownership interests of the respective partners, subject to the priority distributions with respect to preferred units and special provisions that apply to Long Term Incentive Plan ("LTIP") Units. As the managing general partner of the Operating Partnership, we are required to take such reasonable efforts, as determined by us in our sole discretion, to cause the Operating Partnership to distribute sufficient amounts to enable the payment of sufficient dividends by us to minimize any Federal income or excise tax at the Company level. Under the Operating Partnership Agreement, each limited partner has the right to redeem units of limited partnership interests for cash, or if we so elect, shares of SL Green's common stock on a one-for-one basis.
Subsequent Events
In January 2026, the Company closed on the acquisition of Park Avenue Tower, located at 65 East 55th Street, for $730.0 million. The Company financed the acquisition with a new, five-year, fixed-rate $480.0 million mortgage that carries a stated coupon of 5.30%, which the Company hedged to an effective rate of 5.25%.
2. Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include our accounts and those of our subsidiaries, which are wholly owned or controlled by us. Entities which we have significant influence, but do not control, through our voting interest and entities which are variable interest entities, but where we are not the primary beneficiary, are accounted for under the equity method. See Note 5, "Debt and Preferred Equity Investments" and Note 6, "Investments in Unconsolidated Joint Ventures." All significant intercompany balances and transactions have been eliminated.
We consolidate a variable interest entity ("VIE") in which we are considered the primary beneficiary. The primary beneficiary is the entity that has (i) the power to direct the activities that most significantly impact the entity's economic performance and (ii) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could be significant to the VIE.
A noncontrolling interest in a consolidated subsidiary is defined as the portion of the equity (net assets) in a subsidiary not attributable, directly or indirectly, to us. Noncontrolling interests are required to be presented as a separate component of equity in the consolidated balance sheet and the presentation of net income is modified to present earnings and other comprehensive income (loss) attributed to controlling and noncontrolling interests.
We assess the accounting treatment for each joint venture and debt and preferred equity investment. This assessment includes a review of each joint venture or limited liability company agreement to determine the rights provided to each party and whether those rights are protective or participating. For all VIEs, we review such agreements in order to determine which party has the power to direct the activities that most significantly impact the entity's economic performance. In situations where we and our partner approve, among other things, the annual budget, receive a detailed monthly reporting package, meet on a quarterly basis to review the results of the joint venture, review and approve the joint venture's tax return before filing, and approve all leases that cover more than a nominal amount of space relative to the total rentable space at each property, we do not consolidate the joint venture as we consider these to be substantive participation rights that result in shared power of the activities that most significantly impact the performance of the joint venture. Our joint venture agreements typically contain certain protective rights such as requiring partner approval to sell, finance or refinance the property and the payment of capital expenditures and operating expenditures outside of the approved budget or operating plan.
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

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
We recognize the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests in an acquired entity at their respective fair values on the acquisition date. When we acquire our partner's equity interest in an existing unconsolidated joint venture and gain control over the investment, we record the consolidated investment at fair value. The difference between the book value of our equity investment on the purchase date and our share of the fair value of the investment's purchase price is recorded as a purchase price fair value adjustment in our consolidated statements of operations. See Note 3, "Property Acquisitions."
We allocate the purchase price of real estate to land and building (inclusive of tenant improvements) and, if determined to be material, intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases. We depreciate the amount allocated to building (inclusive of tenant improvements) over their estimated useful lives, which generally range from 3 years to 40 years. We amortize the amount allocated to the above- and below-market leases over the remaining term of the associated lease, which generally range from 1 year to 15 years, and record it as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental income. We amortize the amount allocated to the values associated with in-place leases over the expected term of the associated lease, which generally ranges from 1 year to 15 years. If a tenant vacates its space prior to the contractual termination of the lease and no rental payments are being made on the lease, any unamortized balance of the related intangible will be written off. Origination costs are amortized as an expense over the remaining life of the lease and tenant improvements are amortized over the shorter of the remaining life of the lease or useful life of the improvement (or charged against earnings if the lease is terminated prior to its contractual expiration date). When allocating the purchase price of real estate, we assess fair value of the leases based on estimated cash flow projections that utilize appropriate discount rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, we amortize such below-market lease value into rental income over the renewal period. As of December 31, 2025, the weighted average amortization period for above-market leases, below-market leases, and in-place lease costs is 9.9 years, 11.4 years, and 6.6 years, respectively.
The Company classifies those leases under which the Company is the lessee at lease commencement as finance or operating leases. Leases qualify as finance leases if (i) the lease transfers ownership of the asset at the end of the lease term, (ii) the lease grants an option to purchase the asset that we are reasonably certain to exercise, (iii) the lease term is for a major part of the remaining economic life of the asset, (iv) the present value of the lease payments equals or exceeds substantially all of the fair value of the underlying asset, or (v) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term. Leases that do not qualify as finance leases are deemed to be operating leases. At lease commencement the Company records a lease liability which is measured as the present value of the lease payments and a right of use asset which is measured as the amount of the lease liability and any initial direct costs incurred. The Company applies a discount rate to determine the present value of the lease payments. If the rate implicit in the lease is known, the Company uses that rate. If the rate implicit in the lease is not known, the Company uses a discount rate reflective of the Company's collateralized borrowing rate given the term of the lease. To determine the discount rate, the Company employs a third party specialist to develop an analysis based primarily on the observable borrowing rates of the Company, other REITs, and other corporate borrowers with long-term borrowings. On the consolidated statements of operations, operating leases are expensed through operating lease rent while financing leases are expensed through amortization and interest expense. When applicable, the Company combines the consideration for lease and non-lease components in the calculation of the value of the lease obligation and right-of-use asset.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
We incur a variety of costs in the development and leasing of our properties. After the determination is made to capitalize a cost, it is allocated to the specific component of a project that is benefited. Determining when a development project is substantially complete and capitalization must cease involves a degree of judgment. The costs of land and building under development include specifically identifiable costs. The capitalized costs include, but are not limited to, pre-construction costs essential to the development of the property, development costs, construction costs, interest costs, real estate taxes, salaries and related costs and other costs incurred during the period of development. We consider a construction project as substantially complete and held available for occupancy upon the completion of tenant improvements, but no later than one year after major construction activity ceases. We cease capitalization on the portions substantially completed and occupied or held available for occupancy, and capitalize only those costs associated with the portions under construction.
Properties other than Right of use assets - operating leases are depreciated using the straight-line method over the estimated useful lives of the assets. The estimated useful lives are as follows:

Category	Term
Building (fee ownership)	40 years
Building improvements	shorter of remaining life of the building or useful life
Building (leasehold interest)	lesser of 40 years or remaining term of the lease
Right of use assets - financing leases	lesser of 40 years or remaining term of the lease
Furniture and fixtures	4 to 7 years
Tenant improvements	shorter of remaining term of the lease or useful life
Right of use assets - operating leases are amortized over the remaining lease term. The amortization is made up of the principal amortization under the lease liability plus or minus the straight-line adjustment of the operating lease rent under ASC Topic 842, Leases ("ASC 842").
Depreciation expense (including amortization of right of use assets - financing leases) totaled $231.4 million, $183.9 million, and $221.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Properties are individually evaluated for impairment quarterly or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. A consolidated property's value is considered impaired if management's estimate of the aggregate future cash flows (undiscounted) and terminal value to be generated by the property is less than the carrying value of the property taking into account the appropriate capitalization rate in determining the future terminal value. To the extent impairment has occurred, the loss will be measured as the excess of the carrying amount of the property over the fair value of the property as calculated in accordance with Accounting Standards Codification, or ASC Topic 820, Fair Value Measurement ("ASC 820"). We also evaluate our real estate consolidated properties for impairment when a property has been classified as held for sale. Real estate assets held for sale are valued at the lower of their carrying value or fair value less costs to sell and depreciation expense is no longer recorded.
During the year ended December 31, 2025, the Company recognized a $8.5 million charge to reduce the carrying value of the residential condominium units at 760 Madison Avenue based on the total of the sales contracts that the Company entered into for these units. This charge is included in "Depreciable real estate reserves and impairments" in the consolidated statements of operations.
For the year ended December 31, 2025, we recognized a reduction of rental revenue of ($6.0 million) for the amortization of aggregate above-market leases in excess of below-market leases resulting from the allocation of the purchase price of the applicable properties. For the year ended December 31, 2024, we recognized a reduction of rental revenue of ($2.6 million) for the amortization of aggregate above-market leases in excess of below-market leases. For the year ended December 31, 2023 we recognized $14.2 million of rental revenue for the amortization of aggregate below-market leases in excess of above-market leases.
The following summarizes our identified intangible assets (acquired above-market leases and in-place leases) and intangible liabilities (acquired below-market leases) as of December 31, 2025 and 2024 (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025

	December 31, 2025	December 31, 2024
Identified intangible assets (included in other assets):
Gross amount	$365,454	$378,277
Accumulated amortization	(224,360)	(197,211)
Total, net	$141,094	$181,066
Identified intangible liabilities (included in deferred revenue):
Gross amount	$242,136	$243,703
Accumulated amortization	(207,798)	(204,092)
Total, net	$34,338	$39,611
The estimated annual amortization of acquired above-market leases, net of acquired (below-market) leases (a component of rental revenue), for each of the five succeeding years is as follows (in thousands):

2026	$4,239
2027	4,202
2028	3,436
2029	2,647
2030	1,165
The estimated annual amortization of all other identifiable assets (a component of depreciation and amortization expense) including tenant improvements for each of the five succeeding years is as follows (in thousands):

2026	$32,932
2027	25,568
2028	20,635
2029	18,067
2030	12,916
Cash and Cash Equivalents
We consider all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
Restricted Cash
Restricted cash primarily consists of security deposits held on behalf of our tenants, interest reserves, as well as capital improvement and real estate tax escrows required under certain loan agreements.
Fair Value Measurements
See Note 16, "Fair Value Measurements."
Debt Fund Investments
Through wholly-owned subsidiaries, we are the general partner and investment manager of SLG Opportunistic Debt Fund LP and SLG Opportunistic Debt Parallel Fund LP (collectively, the "Fund"). The Fund is accounted for under ASC Topic 946, Financial Services - Investment Companies ("ASC 946") and its investments are reported on our balance sheet at fair value, with changes in value each period recognized on the income statement. We consolidate the balances of the Fund into our consolidated financial statements because the Fund is a VIE in which we are considered the primary beneficiary, retaining the fair value basis of accounting. See Note 7, "Debt Fund."
Investments in Marketable Securities
At acquisition, we designate a debt security as held-to-maturity, available-for-sale, or trading. As of December 31, 2025, we did not have any debt securities designated as trading. We account for our available-for-sale securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
We account for our held-to-maturity securities at amortized cost basis. Credit losses for our held-to-maturity debt securities are recognized in accordance with ASC Topic 326, Financial Instruments — Credit Losses ("ASC 326"). No allowance for loan losses were recognized for the years ended December 31, 2025, 2024, and 2023.
We account for marketable equity securities at fair value pursuant to ASC 820, with the net unrealized gains or losses reported in net income.
As of December 31, 2025 and 2024, we held the following commercial mortgage-backed securities ("CMBS") (in thousands):

	December 31, 2025	December 31, 2024
Commercial mortgage-backed securities - available-for-sale	$23,666	$17,323
Commercial mortgage-backed securities - held-to-maturity	—	5,489
Total investment in marketable securities	$23,666	$22,812
The cost basis of the available-for-sale CMBS was $24.4 million and $18.3 million as of December 31, 2025 and 2024, respectively. These securities mature at various times through 2045. As of December 31, 2025, five securities were in an unrealized gain position of $0.3 million with a fair market value of $12.5 million, and four securities were in an unrealized loss position of $1.0 million with a fair market value of $11.2 million. These marketable securities were in a continuous unrealized loss position for less than 12 months. As of December 31, 2024 one security was in an unrealized gain position of $0.2 million with a fair market value of $5.5 million, and two securities were in an unrealized loss position of $1.5 million with a fair market value of $11.8 million with one of the securities being in a continuous unrealized loss position for more than 12 months.
During the year ended December 31, 2025, we received aggregate net proceeds of $20.4 million from the sale of three available-for-sale CMBS. We did not dispose of any available-for-sale CMBS during the years ended December 31, 2024, and December 31, 2023.
During the year ended December 31, 2025, we received aggregate net proceeds of $5.7 million from the repayment of our only held-to-maturity CMBS. The cost basis of this security was $5.5 million and was purchased at a $0.2 million discount.
During the year ended December 31, 2025, we acquired marketable equity securities totaling $25.1 million and received aggregate net proceeds of $34.0 million from the sale of those securities. We held no marketable equity securities as of December 31, 2024.
Investment in CMBS Securitization Trusts
We may be contracted as the special servicer for CMBS securitization trusts and, in certain cases, we may also acquire securities in these trusts either directly or indirectly through the Fund. In certain cases, we may acquire the controlling class of the trust and we may have the right to designate, and remove, the special servicer for these trusts. These circumstances may result in our consolidating of the securitization trusts in our financial statements. We evaluate all of our positions and special servicer appointments for consolidation, which are considered to be VIEs to the Company.
As the special servicer, we provide services on defaulted loans within the trusts as permitted by the underlying contractual agreements. We receive a fee in exchange for these services. The rights provided to us as special servicer give us the ability to direct activities that could significantly impact the trust's economic performance, which requires consolidation of the securitization trust unless a third party has the right to unilaterally remove us as special servicer without cause. In such instances where we can be removed as special servicer without cause, we do not have the power to direct activities that most significantly impact the trust's economic performance and would not consolidate the securitization trust.
For CMBS securitization trusts in which we are determined to be the primary beneficiary, we consolidate the securitization trusts on our consolidated balance sheets. The consolidation of such securitization trusts results in a gross presentation of the underlying collateral loans as assets as well as the senior CMBS positions owned by third parties, which are presented as liabilities on our consolidated balance sheets. The assets of the consolidated securitization trust can only be used to satisfy the liabilities of that securitization and are not available to the Company for any other purpose. Additionally, the senior CMBS securitization trust obligations can only be satisfied through repayment of the underlying collateral loans as they do not have any recourse to the Company or our assets.
The Company has not provided any guarantees with respect to the performance or repayment of the senior CMBS obligations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
While consolidation of the securitization trust increases the gross presentation of our consolidated balance sheets, it does not impact the economic exposure or performance of the Company as it is limited to that of the actual investment in the CMBS securitization trust, and not the consolidated senior obligations.
As of December 31, 2025 and 2024, we consolidated the following CMBS securitization trusts (in thousands):

	December 31, 2025		December 31, 2024		Maturity
Type	Fair Value	Principal Value	Fair Value (2)	Principal Value
Real estate loans held by consolidated securitization vehicles (1)	$1,023,877	$1,119,044	$709,095	$894,000	2023 - 2025	(3)
Senior obligations of consolidated securitization vehicles	1,023,877	1,119,044	590,131	688,346	2023 - 2025	(3)
Real estate loans held by consolidated securitization vehicles in excess of senior obligations of consolidated securitization vehicles	$—	$—	$118,964	$205,654
(1)Excludes real estate loans held by the Fund.
(2)Includes $134.8 million and $34.2 million of assets and liabilities, respectively, for a loan that is accounted for on an amortized cost basis.
(3)The Company is in discussions with the respective borrowers on the resolution of the past maturities.
We have elected to record the associated interest income and interest expense for these investments as separate line items in our consolidated statements of operations. The amounts recorded in "Interest income from real estate loans held by consolidated securitization vehicles" in our consolidated statements of operations include the Company's interest income as well as the interest income associated with CMBS positions owned by third parties, which is offset by the amounts recorded in "Interest expense on senior obligations of consolidated securitization vehicles" in our consolidated statements of operations. As a result, the net impact is limited to the interest income on the CMBS we own directly and not the gross consolidated interest income and interest expense. For CMBS positions held by the Fund, the interest income allocated to noncontrolling interests in the Fund is a component of "Net loss (income) attributable to noncontrolling interests in other partnerships" in our consolidated statements of operations.
We, through the Fund, hold an investment in a CMBS securitization trust that qualifies as a VIE. We evaluated our involvement with the securitization trust and determined that we are not the primary beneficiary. Accordingly, the securitization trust is not consolidated in our financial statements. The maximum exposure to loss is limited to the carrying amount of the Fund's investment in the trust.
Investments in Unconsolidated Joint Ventures
We account for our investments in unconsolidated joint ventures under the equity method of accounting in cases where we exercise significant influence over, but do not control, these entities and are not considered to be the primary beneficiary. We consolidate those joint ventures that we control or which are variable interest entities (each, a "VIE") and where we are considered to be the primary beneficiary. In all these joint ventures, the rights of the joint venture partner are both protective as well as participating. In scenarios where we are determined to be the primary beneficiary in a VIE, these substantive participating rights held by our joint venture partner preclude us from consolidating these VIE entities. These investments are recorded initially at cost, as investments in unconsolidated joint ventures, and subsequently adjusted for equity in net income (loss) and cash contributions and distributions. Equity in net income (loss) from unconsolidated joint ventures is allocated based on our ownership or economic interest in each joint venture and includes adjustments related to basis differences in accounting for the investment. When a capital event (as defined in each joint venture agreement) such as a refinancing occurs, if return thresholds are met, future equity income will be allocated at our increased economic interest. We recognize incentive income from unconsolidated real estate joint ventures as income to the extent it is earned and not subject to a clawback feature. Distributions we receive from unconsolidated real estate joint ventures in excess of our basis in the investment are recorded as offsets to our investment balance if we remain liable for future obligations of the joint venture or may otherwise be committed to provide future additional financial support. We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
We assess our investments in unconsolidated joint ventures for recoverability, and if it is determined that a loss in value of the investment is other than temporary, we write down the investment to its fair value. We evaluate our equity investments for impairment based on each joint venture's actual and projected cash flows. Aside from charges noted in Note 6, "Investments in Unconsolidated Joint Ventures," or Note 16, "Fair Value Measurements," we do not believe that the values of any of our equity investments were impaired at December 31, 2025.
We may originate loans for real estate acquisition, development and construction ("ADC loans"), where we expect to receive some of the residual profit from such projects. When the risk and rewards of these arrangements are essentially the same as an investor or joint venture partner, we account for these arrangements as real estate investments under the equity method of accounting for investments. Otherwise, we account for these arrangements consistent with the accounting for our debt and preferred equity investments.
Deferred Lease Costs
Deferred lease costs consist of incremental fees and direct costs that would not have been incurred if the lease had not been obtained and are amortized on a straight-line basis over the related lease term. Certain of our employees provide leasing services to the wholly owned properties. For the years ended December 31, 2025, 2024, and 2023, $7.6 million, $8.5 million, and $6.8 million of their compensation, respectively, was capitalized and is amortized over an estimated average lease term of seven years.
Deferred Financing Costs
Deferred financing costs represent commitment fees, legal, title and other third party costs associated with obtaining commitments for financing which result in a closing of such financing. These costs are amortized over the terms of the respective agreements. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions, which do not close, are expensed in the period in which it is determined that the financing will not close. Deferred financing costs related to a recognized debt liability are presented in the consolidated balance sheets as a direct deduction from the carrying amount of that debt liability.
Lease Classification
Lease classification for leases under which the Company is the lessor is evaluated at lease commencement and leases not classified as sales-type leases or direct financing leases are classified as operating leases. Leases qualify as sales-type leases if the contract includes either transfer of ownership clauses, certain purchase options, a lease term representing a major part of the economic life of the asset, or the present value of the lease payments and residual guarantees provided by the lessee exceeds substantially all of the fair value of the asset. Additionally, leasing an asset so specialized that it is not deemed to have any value to the Company at the end of the lease term may also result in classification as a sales-type lease. Leases qualify as direct financing leases when the present value of the lease payments and residual value guarantees provided by the lessee and unrelated third parties exceeds substantially all of the fair value of the asset and collection of the payments is probable.
Revenue Recognition
Rental revenue for operating leases is recognized on a straight-line basis over the term of the lease. Rental revenue recognition commences when the leased space is available for its intended use by the lessee.
To determine whether the leased space is available for its intended use by the lessee, management evaluates whether we or the tenant are the owner of tenant improvements for accounting purposes. When management concludes that we are the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of the finished space, which is when such tenant improvements are substantially complete. In certain instances, when management concludes that we are not the owner of tenant improvements, rental revenue recognition begins when the tenant takes possession of or controls the space.
The excess of rents recognized over amounts contractually due pursuant to the underlying leases are included in deferred rents receivable on the consolidated balance sheets.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
In addition to base rent, our tenants also generally will pay variable rent which represents their pro rata share of increases in real estate taxes and certain operating expenses for the building over a base year. In some leases, in lieu of paying additional rent based upon increases in certain building operating expenses, the tenant will pay additional rent based upon increases in the wage rate paid to porters over the porters' wage rate in effect during a base year or increases in the consumer price index over the index value in effect during a base year. In addition, many of our leases contain fixed percentage increases over the base rent to cover escalations. Electricity is most often supplied by the landlord either on a sub-metered basis, or rent inclusion basis (i.e., a fixed fee is included in the rent for electricity, which amount may increase based upon increases in electricity rates or increases in electrical usage by the tenant). Base building services other than electricity (such as heat, air conditioning and freight elevator service during business hours, and base building cleaning) are typically provided at no additional cost, with the tenant paying additional rent only for services which exceed base building services or for services which are provided outside normal business hours. These escalations are based on actual expenses incurred in the prior calendar year. If the expenses in the current year are different from those in the prior year, then during the current year, the escalations will be adjusted to reflect the actual expenses for the current year.
Rental revenue is recognized if collectability is probable. If collectability of substantially all of the lease payments is assessed as not probable, any difference between the rental revenue recognized to date and the lease payments that have been collected is recognized as a current-period adjustment to rental revenue. A subsequent change in the assessment of collectability to probable may result in a current-period adjustment to rental revenue for any difference between the rental revenue that would have been recognized if collectability had always been assessed as probable and the rental revenue recognized to date.
The Company provides its tenants with certain customary services for lease contracts such as common area maintenance and general security. We have elected to combine the non-lease components with the lease components of our operating lease agreements and account for them as a single lease component in accordance with ASC 842.
We record a gain or loss on sale of real estate assets when we no longer have a controlling financial interest in the entity owning the real estate, a contract exists with a third party and that third party has control of the assets acquired.
Investment income on debt and preferred equity investments is accrued based on the contractual terms of the instruments and when it is deemed collectible. Some debt and preferred equity investments provide for accrual of interest at specified rates, which differ from current payment terms. Interest is recognized on such loans at the accrual rate subject to management's determination that accrued interest is collectible. If management cannot make this determination, interest income above the current pay rate is recognized only upon actual receipt.
Deferred origination fees, original issue discounts and loan origination costs, if any, are recognized as an adjustment to interest income over the terms of the related investments using the effective interest method. Fees received in connection with loan commitments are also deferred until the loan is funded and are then recognized over the term of the loan as an adjustment to yield. Discounts or premiums associated with the purchase of loans are amortized or accreted into interest income as a yield adjustment on the effective interest method based on expected cash flows through the expected maturity date of the related investment. If we purchase a debt or preferred equity investment at a discount, intend to hold it until maturity and expect to recover the full value of the investment, we accrete the discount into income as an adjustment to yield over the term of the investment. If we purchase a debt or preferred equity investment at a discount with the intention of foreclosing on the collateral, we do not accrete the discount. For debt investments acquired at a discount for credit quality, the difference between contractual cash flows and expected cash flows at acquisition is not accreted. Anticipated exit fees, the collection of which is expected, are also recognized over the term of the loan as an adjustment to yield.
We consider a debt and preferred equity investment to be past due when amounts contractually due have not been paid. Debt and preferred equity investments are placed on a non-accrual status at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful. Interest income recognition is resumed on any debt or preferred equity investment that is on non-accrual status when such debt or preferred equity investment becomes contractually current and performance is demonstrated to be resumed.
We may syndicate a portion of the loans that we originate or sell the loans individually. When a transaction meets the criteria for sale accounting, we recognize gain or loss based on the difference between the sales price and the carrying value of the loan sold. Any related unamortized deferred origination fees, original issue discounts, loan origination costs, discounts or premiums at the time of sale are recognized as an adjustment to the gain or loss on sale, which is included in investment income on the consolidated statement of operations. Any fees received at the time of sale or syndication are recognized as part of investment income.
Asset management fees are recognized on a straight-line basis over the term of the asset management agreement.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Revenues from the sale of SUMMIT tickets are recognized upon admission or ticket expirations. Deferred revenue related to unused and unexpired tickets as of December 31, 2025 and 2024 was $3.1 million and $3.1 million, respectively, and is included in Deferred revenue on the consolidated balance sheets.
Debt and Preferred Equity Investments
Debt and preferred equity investments are presented at the net amount expected to be collected in accordance with ASC 326. An allowance for loan losses is deducted from the amortized cost basis of the financial assets to present the net carrying value at the amount expected to be collected through the expected maturity date of such investments. The expense for loan loss and other investment reserves is the charge to earnings to adjust the allowance for loan losses to the appropriate level. Amounts are written off from the allowance when we de-recognize the related investment either as a result of a sale of the investment or acquisition of equity interests in the collateral.
The Company evaluates the amount expected to be collected based on current market and economic conditions, historical loss information, and reasonable and supportable forecasts. The Company's assumptions are derived from both internal data and external data which may include, among others, governmental economic projections for the New York City Metropolitan area, public data on recent transactions and filings for securitized debt instruments. This information is aggregated by asset class and adjusted for duration. Based on these inputs, loans are evaluated at the individual asset level. In certain instances, we may also use a probability-weighted model that considers the likelihood of multiple outcomes and the amount expected to be collected for each outcome.
The evaluation of the possible credit deterioration associated with the performance and/or value of the underlying collateral property as well as the financial and operating capability of the borrower/sponsor requires significant judgment, which include both asset level and market assumptions over the relevant time period.
In addition, quarterly, the Company assigns each loan a risk rating. Based on a 3-point scale, loans are rated “1” through “3,” from lower risk to higher risk, which ratings are defined as follows: 1 - Low Risk Assets - Low probability of loss, 2 - Watch List Assets - Higher potential for loss, 3 - High Risk Assets - Loss more likely than not. Loans with risk ratings of 2 or above are evaluated to determine whether the expected risk of loss is appropriately captured through the combination of our expectations of current conditions, historical loss information and supportable forecasts described above or whether risk characteristics specific to the loan warrant the use of a probability-weighted model.
Financing investments that are classified as held for sale are carried at the expected amount to be collected or fair market value using available market information obtained through consultation with dealers or other originators of such investments as well as discounted cash flow models based on Level 3 data pursuant to ASC 820. As circumstances change, management may conclude not to sell an investment designated as held for sale. In such situations, the investment will be reclassified at its expected amount to be collected.
Other financing receivables that are included in balance sheet line items other than the Debt and preferred equity investments line are also measured at the net amount expected to be collected.
Accrued interest receivable amounts related to these debt and preferred equity investment and other financing receivables are recorded at the net amount expected to be collected within Other assets in the consolidated balance sheets. Accrued interest receivables that are written off are recognized as an expense in loan loss and other investment reserves.
Rent Expense
Rent expense is recognized on a straight-line basis over the initial term of the lease. The excess of the rent expense recognized over the amounts contractually due pursuant to the underlying lease is included in the lease liability - operating leases on the consolidated balance sheets.
Underwriting Commissions and Costs
Underwriting commissions and costs incurred in connection with our stock offerings are reflected as a reduction of additional paid-in-capital.
Transaction Costs
Transaction costs for real estate asset acquisitions are capitalized to the investment basis, which is then subject to a purchase price allocation based on relative fair value. Transaction costs for business combinations or costs incurred on potential transactions that are not consummated are expensed as incurred.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Income Taxes
SL Green is taxed as a REIT under Section 856(c) of the Code. As a REIT, SL Green generally is not subject to Federal income tax. To maintain its qualification as a REIT, SL Green must distribute at least 90% of its REIT taxable income to its stockholders and meet certain other requirements. If SL Green fails to qualify as a REIT in any taxable year, SL Green will be subject to Federal income tax on its taxable income at regular corporate rates. SL Green may also be subject to certain state, local and franchise taxes. Under certain circumstances, Federal income and excise taxes may be due on its undistributed taxable income.
The Operating Partnership is a partnership and, as a result, all income and losses of the partnership are allocated to the partners for inclusion in their respective income tax returns. The only provision for income taxes included in the consolidated statements of operations relates to the Operating Partnership's consolidated taxable REIT subsidiaries. The Operating Partnership may also be subject to certain state, local and franchise taxes.
We have elected, and may elect in the future, to treat certain of our corporate subsidiaries as taxable REIT subsidiaries, or TRSs. In general, TRSs may perform non-customary services for the tenants of the Company, hold assets that we cannot hold directly and generally may engage in any real estate or non-real estate related business. The TRSs generate income, resulting in Federal, state, and local corporate tax liability for these entities. During the years ended December 31, 2025, 2024, and 2023, we recorded Federal, state and local tax provisions of $3.7 million, $4.9 million, and $8.2 million, respectively, for these entities, excluding SUMMIT.
SUMMIT is held in a TRS and pays Federal, state, and local taxes. During the years ended December 31, 2025, 2024, and 2023, we recorded Federal, state and local tax expense for SUMMIT of $3.3 million, $0.7 million, and $9.2 million, respectively.
For the year ended December 31, 2025, the Company paid distributions on its common stock of $3.09 per share which represented $0.16 per share of ordinary income and $2.93 per share of capital gains. For the year ended December 31, 2024, the Company paid distributions on its common stock of $3.16 per share which represented $0.23 per share of ordinary income, and $2.93 per share of capital gains. For the year ended December 31, 2023, the Company paid distributions on its common stock of $3.25 per share which represented $0.00 per share of ordinary income and $3.25 per share of capital gains.
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
Stock Based Employee Compensation Plans
We have a stock-based employee compensation plan, described more fully in Note 14, "Share-based Compensation."
For share-based awards with a performance or market measure, we recognize compensation cost over the requisite service period, using the accelerated attribution expense method. The requisite service period begins on the date the compensation committee of our Board of Directors authorizes the award, adopts any relevant performance measures and communicates the award to the employees. For programs with awards that vest based on the achievement of a performance condition or market condition, we determine whether it is probable that the performance condition will be met, and estimate compensation cost based on the fair value of the award at the applicable award date estimated using a binomial model or market quotes. For share-based awards for which there is no pre-established performance measure, we recognize compensation cost over the service vesting period, which represents the requisite service period, on a straight-line basis. In accordance with the provisions of our share-based incentive compensation plans, we accept the return of shares of the Company's common stock, at the current quoted market price, from certain key employees to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period.
Awards can also be made in the form of a separate series of units of limited partnership interest in the Operating Partnership called long-term incentive plan units, or LTIP units. LTIP units, which can be granted either as free-standing awards or in tandem with other awards under our stock incentive plan, are valued by reference to the value of the Company's common stock at the time of grant and are subject to such conditions and restrictions as the compensation committee of the Company's board of directors may determine, including continued employment or service, computation of financial metrics and/or achievement of pre-established performance goals and objectives.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
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
Compensation cost for stock options, if any, is recognized over the vesting period of the award. Our policy is to grant options with an exercise price equal to the quoted closing market price of the Company's common stock on either the grant date or the date immediately preceding the grant date. Awards of stock or restricted stock are expensed as compensation over the benefit period based on the fair value of the stock on the grant date.
Derivative Instruments
In the normal course of business, we use a variety of commonly used derivative instruments, including, but not limited to, interest rate swaps, caps, collars and floors, to manage interest rate risk. Effectiveness is essential for those derivatives that we intend to qualify for hedge accounting. Some derivative instruments are associated with an anticipated transaction. In those cases, hedge effectiveness criteria also require that it be probable that the underlying transaction occurs. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract.
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
We use a variety of conventional derivative products. These derivatives include, but are not limited to, interest rate swaps, caps, collars and floors. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
We may employ swaps, forwards or purchased options to hedge qualifying forecasted transactions. Gains and losses related to these transactions are deferred and recognized in net income as interest expense in the same period or periods that the underlying transaction occurs, expires or is otherwise terminated.
Hedges that are reported at fair value and presented on the balance sheet could be characterized as cash flow hedges or fair value hedges. Interest rate caps and collars are examples of cash flow hedges. Cash flow hedges address the risk associated with future cash flows of interest payments. For all hedges held by us that meet the hedging objectives established by our corporate policy governing interest rate risk management, no net gains or losses were reported in earnings. The changes in fair value of derivative instruments designated as hedge instruments are reflected in accumulated other comprehensive income. For derivative instruments not designated as hedging instruments, the gain or loss, resulting from the change in the estimated fair value of the derivative instruments, is recognized in current earnings during the period of change.
Earnings per Share of the Company
The Company presents both basic and diluted earnings per share ("EPS") using the two-class method, which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Basic EPS includes participating securities, consisting of unvested restricted stock that receive nonforfeitable dividends similar to shares of common stock. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, where such exercise or conversion would result in a lower EPS amount. Diluted EPS also includes units of limited partnership interest. The dilutive effect of stock options is reflected in the weighted average diluted outstanding shares calculation by application of the treasury stock method.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Earnings per Unit of the Operating Partnership
The Operating Partnership presents both basic and diluted earnings per unit ("EPU") using the two-class method, which is an earnings allocation formula that determines EPU for common units and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPU is computed by dividing the income available to common unitholders by the weighted-average number of common units outstanding for the period. Basic EPU includes participating securities, consisting of unvested restricted units that receive nonforfeitable dividends similar to shares of common units. Diluted EPU reflects the potential dilution that could occur if securities or other contracts to issue common units were exercised or converted into common units, where such exercise or conversion would result in a lower EPU amount. The dilutive effect of unit options is reflected in the weighted average diluted outstanding units calculation by application of the treasury stock method.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash investments and accounts receivable. We place our cash investments with high quality financial institutions.
We perform initial and ongoing evaluations of the credit quality of our tenants and require most tenants to provide security deposits or letters of credit. Though these security deposits and letters of credit are insufficient to meet the total value of a tenant's lease obligation, they are a measure of good faith and a potential source of funds to offset the economic costs associated with lost revenue from that tenant and the costs associated with re-tenanting a space. The properties in our real estate portfolio are located in the New York metropolitan area, principally in Manhattan. Our tenants operate in various industries. Other than one tenant, Paramount Global, which accounted for 5.3% of our share of annualized cash rent as of December 31, 2025, no other tenant in our portfolio accounted for more than 5.0% of our share of annualized cash rent, including our share of joint venture annualized cash rent, as of December 31, 2025.
For the years ended December 31, 2025, 2024, and 2023, the following properties contributed more than 5.0% of our annualized cash rent from office properties, including our share of annualized cash rent from joint venture office properties:

2025		2024		2023
One Vanderbilt Avenue	12.8%	One Vanderbilt Avenue	14.7%	One Vanderbilt Avenue	16.0%
11 Madison Avenue	8.0%	11 Madison Avenue	8.8%	11 Madison Avenue	8.3%
245 Park Avenue	7.2%	420 Lexington Avenue	7.0%	420 Lexington Avenue	6.7%
420 Lexington Avenue	7.1%	1515 Broadway	6.7%	1515 Broadway	6.4%
1515 Broadway	6.5%	245 Park Avenue	6.7%	1185 Avenue of the Americas	5.6%
280 Park Avenue	5.2%	1185 Avenue of the Americas	5.9%	280 Park Avenue	5.5%
		280 Park Avenue	5.2%	245 Park Avenue	5.5%
As of December 31, 2025, 57.1% of our work force is covered by five collective bargaining agreements, and 0.6% of our work force is covered by collective bargaining agreements that expire before December 31, 2026. See Note 19, "Benefits Plans."
Reclassification
Beginning in the second quarter of 2024, we reclassified amounts recorded for certain right-of-use assets classified as operating leases from a gross presentation above accumulated depreciation to a net presentation below accumulated depreciation on our consolidated balance sheets. This includes reclassifying the related amortization that was previously included in the accumulated depreciation. We believe this presentation enhances the Company's financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Accounting Standards Updates
In December 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of ASU 2025-11 on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"), which includes amendments intended to more closely align hedge accounting with the economics of a company's risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of ASU 2025-09 on our consolidated financial statements.
In November 2025, the FASB issued ASU No. 2025-08, Financial Instruments—Credit Losses (Topic 326): Purchased Loans ("ASU 2025-08") which amends the guidance in ASC 326 on the accounting for certain purchased loans. The amendments expand the application of the "gross-up" approach for recognizing expected credit losses at acquisition to a broader category of purchased loans, referred to as purchased seasoned loans. Under this approach, the allowance for credit losses is added to the amortized cost basis of the acquired loans rather than recorded as an immediate provision for credit loss expense. The amendments align the accounting for purchased seasoned loans with the treatment of financial assets purchased with more-than-insignificant credit deterioration since origination. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods within those years, with early adoption permitted. We are currently evaluating the impact of ASU 2025-08 on our consolidated financial statements.
In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity ("ASU 2025-03"). The objective of this amendment is to improve the requirements for identifying the accounting acquirer in a transaction where the legal acquiree is a VIE and improve comparability between business combinations that involve VIEs and those that do not. The amendment replaces the prior GAAP requirement that the primary beneficiary of the legal acquiree is always the accounting acquirer with an assessment to determine the accounting acquirer in business combinations effected primarily by the exchange of equity interests. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-03 must be applied prospectively to any business combination that occurs after the initial adoption date. We will apply the guidance in this update to evaluate future business combinations involving a VIE.
In November 2024, the FASB issued ASU No. 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses ("ASU 2024-03"). The objective of this amendment is to help investors better understand a public entity's performance, better assess the entity's prospect for future cash flows, and compare the entity's performance over time and with that of other entities. The amendment will require public business entities to include a footnote disclosure about specific expenses by requiring them to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization. For any remaining items within each relevant expense caption, a qualitative disclosure is required for the amounts that are not separately disaggregated quantitatively. Additionally, the amendment provides guidance on the definition of selling expenses along with a requirement to disclose the total amount of selling expenses. The amendment does not change the requirements for the presentation of expenses on the face of the income statement. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact of ASU 2024-03 on our consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
In December 2023, the FASB issued ASU No. 2023-09 Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"). The objective of the amendments in ASU 2023-09 related to the rate reconciliation and income taxes paid disclosures are to improve transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. The amendment will require that public entities on an annual basis disclose specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. Additionally, the amendment will require that all entities disclose on an annual basis the amount of taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes as well as disaggregated by individual jurisdictions that meet a quantitative threshold. ASU 2023-09 is effective prospectively for annual periods beginning after December 15, 2024. We adopted this guidance on January 1, 2025 and it did not have a material impact on our consolidated financial statements.
In August 2023, the FASB issued ASU No. 2023-05, Business Combinations - Joint Venture Formations (Subtopic 805-60) Recognition and Initial Measurement ("ASU 2023-05"). ASU 2023-05 addresses the accounting for contributions made to a joint venture, upon formation, in a joint venture's separate financial statements. The objectives of the amendments are to provide decision-useful information to investors and other allocators of capital in a joint venture's financial statements and reduce diversity in practice. The amendments require that a joint venture apply the following key adaptations from the business combinations guidance upon formation: (i) a joint venture is the formation of a new entity without an accounting acquirer, (ii) a joint venture measures its identifiable net assets and goodwill, if any, at the formation date, (iii) initial measurement of a joint venture's total net assets is equal to the fair value of 100 percent of the joint venture's equity, and (iv) a joint venture provides relevant disclosures. ASU 2023-05 is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. We adopted this guidance on January 1, 2025 and it did not have a material impact on the Company's consolidated financial statements.
3. Property Acquisitions and Consolidations
2025 Property Acquisitions
The following table summarizes the properties acquired during the year ended December 31, 2025:

Property	Acquisition Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions) (1)
346 Madison Avenue (2)	October 2025	Fee Interest	275,138	$160.0
500 Park Avenue	January 2025	Fee Interest	201,411	$127.0
(1)Represents the gross asset valuation of the property net of closing costs and adjustments.
(2)Includes adjacent site at 11 East 44th Street.
2025 Acquisition of Subsidiary Interest from Noncontrolling Interest
In December 2024, the Company amended the 100 Park Avenue joint venture agreement with its partner. As a result of the amended terms, it was concluded that the joint venture was a VIE in which the Company was the primary beneficiary, and the investment was consolidated in our financial statements. In April 2025, pursuant to a purchase option in the amended joint venture agreement, the Company closed on the acquisition of its joint venture partner's 49.9% interest in the 100 Park Avenue joint venture, primarily through the conversion of the joint venture partner's outstanding loan with us.
2024 Acquisitions
During the year ended December 31, 2024, we did not acquire any properties from a third party.
2023 Acquisitions
During the year ended December 31, 2023, we did not acquire any properties from a third party.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
2025 Property Consolidations
The following table summarizes the properties consolidated during the year ended December 31, 2025:

Property	Consolidation Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions) (3)
800 Third Avenue (1)	October 2025	Fee Interest	526,000	$205.0
315 West 33rd Street (2)	September 2025	Fee Interest	435,349	$384.5
(1)In October 2025, the Company closed on the acquisition of its joint venture partners' combined 39.5% interest in the 800 Third Avenue joint venture and the entity was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. See Note 16, "Fair Value Measurements." Prior to October 2025, the investment was accounted for under the equity method and was included in "Investments in unconsolidated joint ventures" on our consolidated balance sheet.
(2)In September 2025, the Company, as the holder of the preferred equity interest in the entity, took control over management of the underlying property. As a result, it was concluded that the entity is a VIE in which the Company is the primary beneficiary, and the entity was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. See Note 16, "Fair Value Measurements." Prior to September 2025, the preferred equity interest was included in "Debt and preferred equity investments" on our consolidated balance sheet.
(3)Represents the gross asset valuation of the property net of closing costs and adjustments.

2024 Property Consolidations
The following table summarizes the properties consolidated during the year ended December 31, 2024:

Property	Consolidation Date	Property Type	Approximate Square Feet	Gross Asset Valuation (in millions)
100 Park Avenue (1)	December 2024	Fee Interest	834,000	$441.0
10 East 53rd Street (2)	March 2024	Fee Interest	354,300	236.0
(1)In December 2024, the Company amended the joint venture agreement with its partner. As a result of the amended terms, it was concluded that the joint venture was a VIE in which the Company was the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a positive fair value adjustment of $117.8 million, which is included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. Prior to December 2024, the investment was accounted for under the equity method. See Note 16, "Fair Value Measurements."
(2)In March 2024, the Company entered into an agreement to acquire its partner's 45.0% interest in the joint venture for cash consideration of $7.2 million, which was net of all outstanding debt obligations at contract signing. As a result of the contract terms, it was concluded that the joint venture was a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a negative fair value adjustment of ($55.7 million), which is included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. Prior to March 2024, the investment was accounted for under the equity method. In December 2024, the Company closed on the acquisition of the partner's interest. See Note 16, "Fair Value Measurements."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
4. Property Dispositions and Properties Held for Sale
Property Dispositions
The following table summarizes the properties sold during the years ended December 31, 2025, 2024, and 2023:

Property	Disposition Date	Property Type	Unaudited Approximate Usable Square Feet	Sales Price (1) (in millions)	Gain (Loss) on Sale (in millions) (2)(3)
100 Park Avenue (3)	December 2025	Fee Interest	834,000	$425.0	$—
Giorgio Armani Residences at 760 Madison Avenue (6 Condominium Units)	Multiple During Q1 2025	Fee Interest	19,185	99.3	0.2
Giorgio Armani Residences at 760 Madison Avenue (3 Condominium Units)	December 2024	Fee Interest	13,590	63.5	(1.5)
Palisades Premier Conference Center	July 2024	Fee Interest	450,000	26.3	7.3
719 Seventh Avenue	June 2024	Fee Interest	10,040	30.5	(2.0)
245 Park Avenue (4)	June 2023	Fee Interest	1,782,793	1,995.0	(28.3)
(1)Sales price represents the gross sales price for a property or the gross asset valuation for interests in a property.
(2)The gains (losses) on sale are net of $— million, $5.1 million, and $11.3 million of employee compensation accrued in connection with the realization of the investment dispositions during the years ended December 31, 2025, 2024, and 2023, respectively. Additionally, amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In December 2025, the Company sold a 49.0% interest at a gross asset value of $425.0 million, which resulted in the Company no longer retaining a controlling financial interest in the entity, as defined in ASC 810, and as a result the Company deconsolidated the entity. During the fourth quarter of 2025, the Company recognized a charge of $23.5 million to reduce the carrying value of the property to the gross asset value determined by the terms of the purchase and sale agreement. The charge is reflected in the Company's consolidated statements of operations within "Depreciable real estate reserves and impairments." See Note 16, "Fair Value Measurements."
(4)In June 2023, the Company sold a 49.9% interest, which resulted in the Company no longer retaining a controlling financial interest in the entity, as defined in ASC 810, and deconsolidation of the 50.1% interest we retained. We recorded our retained investment at fair value which resulted in the recognition of a negative fair value adjustment of $17.0 million that is reflected in the Company's consolidated statements of operations within "Purchase price and other fair value adjustments."
Properties Held for Sale
As of December 31, 2025 and 2024, no properties were classified as held for sale.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025

5. Debt and Preferred Equity Investments
Below is a summary of the activity in our consolidated debt and preferred equity investments for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of year (1)	$303,726	$346,745
Debt investment originations/fundings/accretion (2)	14,118	12,890
Preferred equity investment originations/accretion (2)	2,233	8,720
Redemptions/sales/syndications/equity ownership/amortization	(151,419)	(64,629)
Net change in loan loss reserves	(300)	—
Balance at end of period (1)(3)(4)	$168,358	$303,726
(1)Net of unamortized fees, discounts, and premiums.
(2)Accretion includes amortization of fees and discounts and paid-in-kind investment income.
(3)Excludes a $122.4 million preferred equity investment that is included in "Investment in unconsolidated joint ventures" on our consolidated balance sheet which the Company sold to the Fund in October 2025. The sale did not meet sale accounting under ASC Topic 860, Transfers and Servicing ("ASC 860") and, as a result, the investment is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures." Also excludes a preferred equity investment in an entity in which the Company is the primary beneficiary, and the underlying property is consolidated in our financial statements. See Note 3, "Property Acquisitions and Consolidations."
(4)Includes one investment with a total carrying value of $50.3 million that is included in the Company's alternative strategy portfolio.
Below is a summary of our consolidated debt investments as of December 31, 2025 (dollars in thousands):

	Floating Rate			Fixed Rate			Total Carrying Value		Senior Financing	Maturity(2)
Type (4)	Carrying Value	Face Value	Interest Rate (1)	Carrying Value	Face Value	Interest Rate
Mezzanine Debt	$127,872	$128,040	S + 0.00% - 11.63%	$40,486	$40,786	0.00% - 8.00%	$168,358	(3)	$713,528	2025 - 2029
Balance at end of period	$127,872	$128,040		$40,486	$40,786		$168,358		$713,528
(1)Floating interest rates are presented with the stated spread over Term SOFR ("S").
(2)Excludes available extension options to the extent they have not been exercised as of the date of this filing.
(3)Includes one investment with a total carrying value of $50.3 million that is included in the Company's alternative strategy portfolio.
(4)Excludes a $122.4 million preferred equity investment that is included in "Investment in unconsolidated joint ventures" on our consolidated balance sheet which the Company sold to the Fund. The sale did not meet sale accounting under ASC 860 and, as a result, the investment in the joint venture is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. See Note 6, "Investments in Unconsolidated Joint Ventures." Also excludes a preferred equity investment in an entity in which the Company is the primary beneficiary, and the underlying property is consolidated in our financial statements. See Note 3, "Property Acquisitions and Consolidations."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
The following table is a roll forward of our total allowance for loan losses for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$13,520	$13,520	$6,630
Current period provision for loan loss	300	—	6,890
Initial allowance for credit losses for loans purchased with credit deterioration ("PCD") (1)	99,039	—	—
Writeoffs of the allowance (1)(2)	(40,779)	—	—
Current period recoveries (1)	(71,626)	—	—
Balance at end of year(3)	$454	$13,520	$13,520
(1)During the first quarter of 2025, we completed a series of transactions to acquire 100% of a commercial mortgage investment that was in maturity default. These transactions were consummated at various discounts. When the transactions were completed, an initial allowance of $99.0 million was established. Subsequent to the final transaction, we entered into a modification with the borrower to reduce the loan principal by $24.0 million with the remaining principal to be repaid by a specified date. As a result of the modification and the collection of $10.0 million, we recognized a $25.0 million reversal of the established allowance during the three months ended March 31, 2025. In May 2025, the commercial mortgage investment was repaid, which resulted in an additional $46.6 million reversal of the established allowance during the three months ended June 30, 2025.
(2)The Company held a debt investment which was on non-accrual status and fully reserved. During the twelve months ended December 31, 2025, the Company wrote off the balance of $13.4 million.
(3)As of December 31, 2025, all financing receivables on non-accrual had an allowance for loan loss except for one debt investment with a carrying value of $50.3 million, which is included in the Company's alternative strategy portfolio.

As of December 31, 2025 and December 31, 2024, one investment, which is fully reserved, was not performing in accordance with its respective terms. This is further discussed in the Debt Investments tables below.
No other financing receivables were 90 days past due as of December 31, 2025 and December 31, 2024.
The following table sets forth the carrying value of our consolidated debt and preferred equity investment portfolio by risk rating as of December 31, 2025 and 2024 (dollars in thousands):

Risk Rating	December 31, 2025	December 31, 2024
1 - Low Risk Assets - Low probability of loss	$20,000	$156,720
2 - Watch List Assets - Higher potential for loss (1)	148,358	147,006
3 - High Risk Assets - Loss more likely than not	—	—
	$168,358	$303,726
(1)Includes one investment with a total carrying value of $50.3 million that is included in the Company's alternative strategy portfolio.
The following tables set forth the carrying value of our consolidated debt and preferred equity investment portfolio by year of origination and risk rating as of December 31, 2025 and December 31, 2024 (dollars in thousands):

	December 31, 2025
Risk Rating	2025(1)	2024(1)	2023(1)	2022(1)	2021(1)	Prior(1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$—	$—	$20,000		$20,000
2 - Watch List Assets - Higher potential for loss	—	—	—	—	—	148,358	(2)	148,358
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—		—
	$—	$—	$—	$—	$—	$168,358		$168,358

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025

	December 31, 2024
Risk Rating	2024(1)	2023(1)	2022(1)	2021(1)	2020(1)	Prior(1)		Total
1 - Low Risk Assets - Low probability of loss	$—	$—	$—	$—	$136,720	$20,000		$156,720
2 - Watch List Assets - Higher potential for loss	—	—	—	—	8,991	138,015	(2)	147,006
3 - High Risk Assets - Loss more likely than not	—	—	—	—	—	—		—
	$—	$—	$—	$—	$145,711	$158,015		$303,726
(1)Year in which the investment was originated or acquired by us or in which a material modification occurred.
(2)Includes one investment with a total carrying value of $50.3 million and $53.5 million as of December 31, 2025 and 2024, respectively, that is included in the Company's alternative strategy portfolio.
We have determined that we have one portfolio segment of financing receivables as of December 31, 2025 and 2024 comprised of commercial real estate which is primarily recorded in debt and preferred equity investments.
Included in "Other assets" is an additional amount of financing receivables representing loans to joint venture partners totaling $15.9 million and $23.7 million as of December 31, 2025 and 2024, respectively. The Company recorded no provisions for loan losses related to these financing receivables for the years ended December 31, 2025 and 2024, respectively. All of the loans with a carrying value as of December 31, 2025 have a risk rating of 2 and were performing in accordance with their respective terms.
Debt Investments
As of December 31, 2025 and 2024, we held the following consolidated debt investments with an aggregate weighted average current yield of 5.02% as of December 31, 2025 (dollars in thousands):

	December 31, 2025			December 31, 2024
Loan Type	Future Funding Obligations	Senior Financing	Carrying Value (1)	Carrying Value (1)	Maturity Date (2)
Fixed Rate Investments:
Mezzanine Loan (3)	$—	$—	$—	$13,366
Mezzanine Loan	—	95,000	20,786	30,000	July 2027
Mezzanine Loan	—	85,000	20,000	20,000	December 2029
Total fixed rate	$—	$180,000	$40,786	$63,366
Floating Rate Investments:
Mezzanine Loan (4)	$—	$54,000	$9,268	$8,991	August 2025
Mezzanine Loan (5) (6)	—	283,000	50,437	53,687	January 2026
Mezzanine Loan	2,999	196,528	68,321	54,482	January 2026
Total floating rate	$2,999	$533,528	$128,026	$117,160
Allowance for loan loss	$—	$—	$(454)	$(13,520)
Total	$2,999	$713,528	$168,358	$167,006
(1)Carrying value is net of discounts, premiums, original issue discounts and deferred origination fees.
(2)Represents contractual maturity, excluding any extension options to the extent they have not been exercised as of the date of this filing.
(3)This loan went into default and was put on non-accrual in June 2020. In the first quarter of 2023, the Company fully reserved the balance of the investment. As of December 31, 2025, the loan was written off.
(4)This loan was put on non-accrual in January 2025 and went into default in August 2025. It remains on non-accrual as of December 31, 2025. No investment income has been recognized subsequent to it being put on non-accrual.
(5)Included in the Company's alternative strategy portfolio.
(6)This loan went into default and was put on non-accrual in January 2023 and remains on non-accrual as of December 31, 2025. No investment income has been recognized subsequent to it being put on non-accrual. In December 2024, the maturity date of the loan was extended to December 2025. In December 2025, a restructuring agreement was executed, and a $3.25 million partial loan repayment was received, followed by an additional $2.50 million partial loan repayment received in January 2026 which extended the loan to March 2026.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
6. Investments in Unconsolidated Joint Ventures
We have investments in several real estate joint ventures with various third-party partners. As of December 31, 2025, the book value of these investments was $2.6 billion, net of investments with negative book values totaling $195.0 million for which we have an implicit commitment to fund future capital needs.
As of December 31, 2025, there were no unconsolidated joint ventures that were VIEs. As of December 31, 2024, 800 Third Avenue and our preferred equity investment in 625 Madison Avenue were the only unconsolidated VIEs. Our net equity investment in these VIEs was $263.8 million as of December 31, 2024. Our maximum loss was limited to the amount of our equity investment in these VIEs. See the "Principles of Consolidation" section of Note 2, "Significant Accounting Policies." All other investments below are voting interest entities. As we have the ability to exercise significant influence over, but do not control, the joint ventures listed below, we account for them under the equity method of accounting.
The table below provides general information on each of our joint ventures as of December 31, 2025:

Property	Partner	Economic Interest (1)	Unaudited Approximate Square Feet
919 Third Avenue	New York State Teacher's Retirement System	51.00%	1,454,000
11 West 34th Street (2)	Private Investor / Wharton Properties	30.00%	17,150
280 Park Avenue	Vornado Realty Trust	50.00%	1,219,158
1552-1560 Broadway (3)	Wharton Properties	50.00%	57,718
650 Fifth Avenue (2) (4)	Wharton Properties	50.00%	69,214
11 Madison Avenue	PGIM Real Estate	60.00%	2,314,000
One Vanderbilt Avenue (6)	National Pension Service of Korea / Hines Interest LP / Mori Building Co., Ltd	55.01%	1,657,198
Worldwide Plaza (2)(7)	RXR Realty / New York REIT	25.05%	2,048,725
1515 Broadway	Allianz Real Estate of America	56.87%	1,750,000
2 Herald Square (2)(7)	Israeli Institutional Investor	95.00%	369,000
115 Spring Street (2)	Private Investor	51.00%	5,218
15 Beekman (5)	A fund managed by Meritz Alternative Investment Management	20.00%	221,884
One Madison Avenue (8)	National Pension Service of Korea / Hines Interest LP / International Investor	25.50%	1,048,700
220 East 42nd Street	A fund managed by Meritz Alternative Investment Management	51.00%	1,135,000
450 Park Avenue (9)	Korean Institutional Investor / Israeli Institutional Investor	25.10%	337,000
245 Park Avenue	U.S. Affiliate of Mori Trust Co., Ltd	50.10%	1,782,793
625 Madison Avenue (10)	Private Investor	50.00%	563,000
100 Park Avenue	Rockpoint Capital	50.80%	834,000
(1)Economic interest represent the Company's interests in the joint venture as of December 31, 2025. Changes in economic interests within the current year are disclosed in the notes below.
(2)Included in the Company's alternative strategy portfolio.
(3)In September 2025, the leasehold interest in the retail space and certain other spaces at 1560 Broadway, which is adjacent to 1552 Broadway, was terminated. Subsequently, a sign bracing agreement was entered into with the owner of 1560 Broadway.
(4)The joint venture owns a long-term leasehold interest in the retail space at 650 Fifth Avenue.
(5)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company.
(6)In September 2025, the Company sold a 5% interest in the joint venture, retaining a 55.01% ownership interest in the investment. As a result of the transaction, the Company recognized an $88.1 million gain in "Equity in net gain (loss) on sale of interest in unconsolidated joint venture/real estate."
(7)In December 2025, following a recoverability assessment, the Company recorded a charge of $4.4 million and $8.4 million on its investments in Worldwide Plaza and 2 Herald Square, respectively. The charges are included within "Equity in net loss from unconsolidated joint ventures" in the consolidated statements of operations.
(8)In 2021, the Company admitted an additional partner with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in "Other liabilities" on our consolidated balance sheets at December 31, 2025 and December 31, 2024.
(9)The 25.1% economic interest reflected in this table is net of a 25.0% economic interest held by a third party. The third-party's economic interest is held in a joint venture that we consolidate as a 50.1% ownership interest. The third-party's 25.0% economic interest is recognized in "Noncontrolling interests in other partnerships" on our consolidated balance sheet. A separate third-party owns the remaining 49.9% economic interest in the property.
(10)In connection with the sale of the fee ownership in the property, which closed in May 2024, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. In July 2025, the Company sold 50.0% of the joint venture entity that originated the preferred equity investment for $104.9 million. In conjunction with this transaction, the Company also acquired the remaining interest in the joint venture for $23.7 million and sold 50.0% of that interest for $10.9 million. In October 2025, the Company sold its interest in the joint venture to the Fund. The sale did not meet sale accounting under ASC 860 and, as a result, the investment in the joint venture is still presented within "Investments in unconsolidated joint ventures" on our consolidated balance sheet. The investment has a balance of $122.4 million, net of unamortized discounts and loan loss reserves, with an aggregate weighted average current yield of 13.72% as of December 31, 2025.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Disposition of Joint Venture Interests or Properties
The following table summarizes the investments in unconsolidated joint ventures that were sold during the years ended December 31, 2025, 2024, and 2023:

Property	Ownership Interest Sold	Disposition Date	Gross Asset Valuation (in millions)	Gain (Loss) on Sale (in millions) (1) (2)
One Vanderbilt Avenue	5.00%	September 2025	$4,700.0	$88.1
625 Madison Avenue (3)	50.00%	July 2025	235.0	—
85 Fifth Avenue	36.27%	April 2025	46.8	(2.0)
One Vanderbilt Avenue	11.00%	November 2024	4,700.0	187.6
625 Madison Avenue (4)	90.43%	May 2024	634.6	(7.6)
717 Fifth Avenue	10.92%	January 2024	963.0	26.9
21 East 66th Street	32.28%	December 2023	40.6	(12.7)
121 Greene Street	50.00%	February 2023	14.0	(0.3)
(1)Represents the Company's share of the gain or loss.
(2)For the years ended December 31, 2025, 2024, and 2023 the gains (losses) on sale are net of $11.0 million, $16.8 million, and $2.0 million, respectively, of employee compensation accrued in connection with the realization of the investment dispositions. Amounts do not include adjustments for expenses recorded in subsequent periods.
(3)In connection with our agreement to sell our interest and prior to completion of the sale, during the three months ended June 2025, the Company recorded a charge of $14.5 million, which is included in "Equity in net loss from unconsolidated joint ventures" in the consolidated statements of operations. The fair value of our investment was determined by the terms of the purchase and sale agreement. See Note 16, "Fair Value Measurements."
(4)In connection with the sale of the fee ownership interest, the Company, together with its joint venture partner, originated a $235.4 million preferred equity investment in the property with a mandatory redemption date of December 2026. Prior to the completion of the sale, the Company recorded a charge of $5.9 million for capital contributions required during the three months ended March 31, 2024 while the investment was under contract, which is included in "Depreciable real estate reserves and impairments" in the consolidated statements of operations.

Acquisition of Joint Venture Interests or Properties
We did not acquire any investments in unconsolidated joint ventures during the years ended December 31, 2025, 2024, and 2023.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Joint Venture Mortgages and Other Loans Payable
We generally finance our joint ventures with non-recourse debt. In certain cases we may provide guarantees or master leases, which terminate upon the satisfaction of specified circumstances or repayment of the underlying loans. The mortgage notes and other loans payable collateralized by the respective joint venture properties and assignment of leases as of December 31, 2025 and 2024, respectively, are as follows (dollars in thousands):

		Maturity as of	Final Maturity			Principal Outstanding		Principal Outstanding
	Economic	December 31, 2025		Interest		December 31, 2025		December 31, 2024
Property	Interest (1)	Date	Date (2)	Rate (3)		Gross	SLG Share	Gross	SLG Share
Fixed Rate Debt:

650 Fifth Avenue ⁽⁴⁾	50.00%	January 2026 ⁽⁵⁾	July 2026 ⁽⁵⁾		5.45%	$65,000	$32,500	$65,000	$32,500
15 Beekman	20.00%	January 2026 ⁽⁶⁾	January 2028 ⁽⁶⁾		5.99%	120,000	24,000	120,000	24,000
115 Spring Street ⁽⁴⁾	51.00%	March 2026	March 2026		5.50%	65,550	33,431	65,550	33,431
1515 Broadway	56.87%	March 2026	March 2028		3.93%	718,949	408,859	740,947	421,369
919 Third Avenue	51.00%	April 2026	April 2028		6.11%	500,000	255,000	500,000	255,000
280 Park Avenue	50.00%	September 2026	September 2028		5.84%	1,075,000	537,500	1,075,000	537,500
245 Park Avenue	50.10%	June 2027	June 2027		4.30%	1,768,000	885,768	1,768,000	885,768
Worldwide Plaza ⁽⁴⁾	25.05%	November 2027	November 2027		3.98%	1,200,000	300,600	1,200,000	299,400
220 East 42nd Street	51.00%	December 2027	December 2027		6.77%	496,412	253,170	496,412	253,170
100 Park Avenue	50.80%	January 2028	January 2029		5.73%	382,872	194,499	—	—
11 Madison Avenue	60.00%	October 2030	October 2030		5.62%	1,400,000	840,000	1,400,000	840,000
One Vanderbilt Avenue	55.01%	July 2031	July 2031		2.95%	3,000,000	1,650,300	3,000,000	1,800,300
800 Third Avenue						—	—	177,000	107,120
450 Park Avenue						—	—	284,835	71,494
One Madison Avenue ⁽⁷⁾						—	—	658,357	167,881
Total fixed rate debt						$10,791,783	$5,415,627	$11,551,101	$5,728,933

Floating Rate Debt:
11 West 34th Street ⁽⁴⁾	30.00%	February 2023 ⁽⁸⁾	February 2023 ⁽⁸⁾	L+	1.45%	$23,000	$6,900	$23,000	$6,900
450 Park Avenue	25.10%	June 2026	June 2027	S+	2.10%	290,435	72,899	—	—
650 Fifth Avenue ⁽⁴⁾	50.00%	July 2026	July 2026	S+	2.25%	210,000	105,000	210,000	105,000
One Madison Avenue ⁽⁷⁾	25.50%	November 2027	November 2027	S+	2.60%	1,163,814	296,772	354,757	90,463
1552 Broadway ⁽⁴⁾(9)						—	—	193,132	96,566
Total floating rate debt						$1,687,249	$481,571	$780,889	$298,929
Total joint venture mortgages and other loans payable						$12,479,032	$5,897,198	$12,331,990	$6,027,862
Deferred financing costs, net						(100,882)	(50,476)	(97,729)	(49,058)
Total joint venture mortgages and other loans payable, net						$12,378,150	$5,846,722	$12,234,261	$5,978,804
(1)Economic interest represents the Company's interests in the joint venture as of December 31, 2025. Changes in ownership or economic interests, if any, within the current year are disclosed in the notes to the investment in unconsolidated joint ventures table above.
(2)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(3)Interest rates as of December 31, 2025, taking into account interest rate hedges at the joint venture. Corporate interest rate hedges are not taken into consideration. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S").
(4)Included in the Company's alternative strategy portfolio.
(5)In February 2026, the loan was extended to the final maturity of July 2026.
(6)In January 2026, the loan was extended to the final maturity of January 2028.
(7)The loan is a $1.25 billion construction facility, which was fully extended to November 2027. Advances under the loan are subject to costs incurred. In conjunction with the loan, the Company provided partial guarantees for interest and principal payments, the amounts of which are based on certain construction milestones and operating metrics.
(8)The Company's joint venture partner is in discussions with the lender on resolution of the past maturity.
(9)In September 2025, an affiliate of the Company and a joint venture partner extinguished the outstanding mortgage loan at 1552 Broadway.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
We receive fees for providing management, leasing, construction supervision and asset management services to certain of our joint ventures. We recognized $12.9 million, $21.9 million and $21.1 million from these services, net of our ownership share of the joint ventures, for the years ended December 31, 2025, 2024, and 2023, respectively. In addition, we have the ability to earn incentive fees based on the ultimate financial performance of certain of the joint venture properties.
The combined balance sheets for the unconsolidated joint ventures, as of December 31, 2025 and 2024, are as follows (in thousands):

	December 31, 2025	December 31, 2024
Assets (1)
Commercial real estate property, net	$15,434,243	$15,327,542
Cash and restricted cash	647,413	649,426
Tenant and other receivables, related party receivables, and deferred rents receivable	771,123	621,748
Debt and preferred equity investments, net	262,506	236,512
Right-of-use assets	824,088	919,658
Other assets	1,685,360	1,739,549
Total assets	$19,624,733	$19,494,435
Liabilities and equity (1)
Mortgages and other loans payable, net	$12,378,150	$12,234,261
Deferred revenue	852,035	956,217
Lease liabilities	908,988	1,008,085
Other liabilities	484,801	519,582
Equity	5,000,759	4,776,290
Total liabilities and equity	$19,624,733	$19,494,435
Company's investments in unconsolidated joint ventures	$2,624,755	$2,690,138
(1)As of December 31, 2025, $442.6 million of net unamortized basis differences between the amount at which our investments are carried and our share of equity in net assets of the underlying property will be amortized through equity in net income (loss) from unconsolidated joint ventures over the remaining life of the underlying items having given rise to the differences.
The combined statements of operations for the unconsolidated joint ventures, from acquisition date through the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Total revenues	$1,561,669	$1,484,459	$1,525,044
Operating expenses	271,743	259,558	253,630
Real estate taxes	288,903	297,520	287,462
Operating lease rent	12,453	33,207	29,048
Interest expense, net of interest income	508,215	573,148	574,032
Amortization of deferred financing costs	29,955	21,289	28,157
Loan loss and other investment reserves, net of recoveries	1,438	—	—
Depreciation and amortization	502,004	538,390	516,466
Total expenses	$1,614,711	$1,723,112	$1,688,795
Gain on early extinguishment of debt	129,068	233,704	—
Depreciable real estate reserves and impairments	(2,518)	(181,798)	—
Net income (loss)	$73,508	$(186,747)	$(163,751)
Company's equity in net loss from unconsolidated joint ventures	$(56,143)	$(179,695)	$(76,509)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
7. Debt Fund
As of December 31, 2025, total capital committed to the Fund was $1.3 billion, of which $213.6 million had been funded. As of December 31, 2025, the Company's share of the total capital committed to the Fund was $118.6 million, of which $19.5 million had been funded.
During the year ended December 31, 2025, the Fund acquired investments with an aggregate fair value of $165.3 million, excluding the Fund's purchase of the Company's interest in the joint venture that owns the preferred equity investment in 625 Madison Avenue which did not meet the conditions to be accounted for as a purchase under ASC 860. See Note 6, "Investments in Unconsolidated Joint Ventures."
The Fund has a term of 7 years from its initial closing in November 2024. The term may be extended for up to three consecutive one-year periods. The Fund has an investment period of 3.5 years from its initial closing in November 2024 , which may be extended for one year. During the investment period, the Fund is our primary investment vehicle for investments that fit within the Fund's investment parameters, as set forth in the Fund's operating agreements.
8. Mortgages and Other Loans Payable
The mortgages and other loans payable collateralized by the respective properties and assignment of leases or debt investments or the Fund's investor capital commitments as of December 31, 2025 and 2024, respectively, were as follows (dollars in thousands):

Property	Maturity Date	Final Maturity Date (1)	Interest Rate (2)		December 31, 2025	December 31, 2024
Fixed Rate Debt:
10 East 53rd Street	May 2026	May 2028		5.37%	$204,550	$205,000
7 Dey / 185 Broadway	November 2026	November 2026		6.35%	190,149	190,148
100 Church Street	December 2026	June 2028		5.89%	365,000	370,000
Landmark Square	January 2027	January 2027		4.90%	100,000	100,000
315 West 33rd Street	February 2027	February 2027		4.24%	250,000	—
485 Lexington Avenue	February 2027	February 2027		4.25%	450,000	450,000
500 Park Avenue	January 2028	January 2030		6.57%	80,000	—
800 Third Avenue	February 2029	February 2031		3.37%	177,000	—
420 Lexington Avenue	October 2040	October 2040		8.24%	258,523	272,326
Total fixed rate debt					$2,075,222	$1,587,474
Floating Rate Debt:
Fund subscription line ⁽³⁾	August 2027	August 2028	S+	2.20%	$79,277	$—
CMBS Repurchase Facility				—%	—	3,550
100 Park Avenue				—%	—	360,000
Total floating rate debt					$79,277	$363,550
Total mortgages and other loans payable					$2,154,499	$1,951,024
Deferred financing costs, net of amortization					(8,450)	(6,389)
Total mortgages and other loans payable, net					$2,146,049	$1,944,635
(1)Reflects exercise of all available extension options. The ability to exercise extension options may be subject to certain conditions, including the operating performance of the property.
(2)Interest rate as of December 31, 2025, taking into account interest rate hedges in effect during the period. Floating rate debt is presented with the stated spread over Term or Alternative SOFR ("S"), unless otherwise specified.
(3)The Fund has access to a subscription line of credit which had a commitment of $100 million as of December 31, 2025, secured by investor capital commitments. The commitment was increased to $150 million in January 2026. The facility is used to provide short term funding for acquisitions prior to capital calls being funded and is repaid through capital contributions. The subscription line of credit is non-recourse to the Company.
As of December 31, 2025 and 2024, the gross book value of the properties collateralizing the mortgages and other loans payable was approximately $2.5 billion and $2.2 billion, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
CMBS Repurchase Facility
In December 2024, the Company entered into a repurchase facility for CMBS (CMBS Repurchase Facility), which provides us with the ability to sell certain CMBS investments with a simultaneous agreement to repurchase the same at a certain date or on demand. We seek to mitigate risks associated with our repurchase facility by managing the credit quality of our assets, early repayments, interest rate volatility, liquidity, and market value. The margin call provisions under our repurchase facility permit valuation adjustments based on capital markets activity and are not limited to collateral-specific credit marks. To monitor credit risk associated with our CMBS investments, our asset management team regularly reviews our investment portfolio and is in contact with our borrowers in order to monitor the collateral and enforce our rights as necessary. The risk associated with potential margin calls is further mitigated by our ability to collateralize the facility with additional assets from our portfolio of investments, our ability to satisfy margin calls with cash or cash equivalents and our access to additional liquidity. As of December 31, 2025, there have been no margin calls on the CMBS Repurchase Facility. At December 31, 2025, there was no outstanding balance on the facility.
9. Corporate Indebtedness
2021 Credit Facility
In December 2021, we entered into an amended and restated credit facility, referred to as the 2021 credit facility, that was previously amended by the Company in November 2017, and was originally entered into by the Company in November 2012. As of December 31, 2025, the 2021 credit facility consisted of a $1.25 billion revolving credit facility, a $1.05 billion term loan (or "Term Loan A"), and a $100.0 million term loan (or "Term Loan B") with maturity dates of May 15, 2026, May 15, 2027, and May 19, 2026, respectively. Term Loan B has one six-month, as-of-right extension option to November 19, 2026. The revolving credit facility has two six-month, as-of-right extension options to May 15, 2027. We also have an option, subject to customary conditions, to increase the capacity of the credit facility to $4.5 billion at any time prior to the maturity dates for the revolving credit facility and term loans without the consent of existing lenders, by obtaining additional commitments from our existing lenders and other financial institutions.
As of December 31, 2025, the 2021 credit facility bore interest at a spread over adjusted Term SOFR plus 10 basis points with an interest period of one or three months, as we may elect, ranging from (i) 72.5 basis points to 140 basis points for loans under the revolving credit facility, (ii) 80 basis points to 160 basis points for loans under Term Loan A, and (iii) 85 basis points to 165 basis points for loans under Term Loan B, in each case based on the credit rating assigned to the senior unsecured long term indebtedness of the Company. In instances where there are either only two ratings available or where there are more than two and the difference between them is one rating category, the applicable rating shall be the highest rating. In instances where there are more than two ratings and the difference between the highest and the lowest is two or more rating categories, then the applicable rating used is the average of the highest two, rounded down if the average is not a recognized category.
As of December 31, 2025, the applicable spread over adjusted Term SOFR plus 10 basis points for the 2021 credit facility was 140 basis points for the revolving credit facility, 160 basis points for Term Loan A, and 180 basis points for Term Loan B. We are required to pay quarterly in arrears a 12.5 to 30 basis point facility fee on the total commitments under the revolving credit facility based on the credit rating assigned to the senior unsecured long-term indebtedness of the Company. As of December 31, 2025, the facility fee was 30 basis points.
As of December 31, 2025, we had $7.5 million of outstanding letters of credit, $640.0 million drawn under the revolving credit facility and $1.15 billion of outstanding term loans, with total undrawn capacity of $602.5 million under the 2021 credit facility. As of December 31, 2025 and December 31, 2024, the revolving credit facility had a carrying value of $637.8 million and $316.2 million, respectively, net of deferred financing costs. As of December 31, 2025 and December 31, 2024, the term loans had a carrying value of $1.1 billion and $1.1 billion, respectively, net of deferred financing costs. The Company and the Operating Partnership are borrowers jointly and severally obligated under the 2021 credit facility. The 2021 credit facility includes certain restrictions and covenants (see Restrictive Covenants below).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Senior Unsecured Notes
The following table sets forth our senior unsecured notes and other related disclosures as of December 31, 2025 and 2024, respectively, by scheduled maturity date (dollars in thousands):

	December 31, 2025		December 31, 2024
Issuance	Unpaid Principal Balance	Accreted Balance	Accreted Balance	Interest Rate (1)	Initial Term (in Years)	Maturity Date
December 17, 2015 (2)	$—	$—	$100,000	4.27%	10	December 2025
	$—	$—	$100,000
Deferred financing costs, net		$—	(103)
	$—	$—	$99,897
(1)Interest rate as of December 31, 2024. The notes were repaid upon maturity in December 2025.
(2)Issued by the Company and the Operating Partnership as co-obligors in a private placement.
Restrictive Covenants
The terms of the 2021 credit facility and our senior unsecured notes include certain restrictions and covenants which may limit, among other things, our ability to pay dividends, make certain types of investments, incur additional indebtedness, incur liens and enter into negative pledge agreements and dispose of assets, and which require compliance with financial ratios relating to the maximum ratio of total indebtedness to total asset value, a minimum ratio of EBITDA to fixed charges, a maximum ratio of secured indebtedness to total asset value and a maximum ratio of unsecured indebtedness to unencumbered asset value. The dividend restriction referred to above provides that, we will not during any time when a default is continuing, make distributions with respect to common stock or other equity interests, except to enable the Company to continue to qualify as a REIT for Federal income tax purposes. As of December 31, 2025 and 2024, we were in compliance with all such covenants.
Junior Subordinated Deferrable Interest Debentures
In June 2005, the Company and the Operating Partnership issued $100.0 million in unsecured trust preferred securities through a newly formed trust, SL Green Capital Trust I, or the Trust, which is a wholly owned subsidiary of the Operating Partnership. The securities mature in 2035 and bear interest at a floating rate of 26 basis points over the three-month Term SOFR. Interest payments may be deferred for a period of up to eight consecutive quarters if the Operating Partnership exercises its right to defer such payments. The Trust preferred securities are redeemable at the option of the Operating Partnership, in whole or in part, with no prepayment premium. We do not consolidate the Trust even though it is a variable interest entity as we are not the primary beneficiary. Because the Trust is not consolidated, we have recorded the debt on our consolidated balance sheets and the related payments are classified as interest expense.
Principal Maturities
Combined aggregate principal maturities of mortgages and other loans payable, the 2021 credit facility, trust preferred securities, senior unsecured notes and our share of joint venture debt as of December 31, 2025, including as-of-right extension options but excluding other extension options, were as follows (in thousands):

	Principal	Revolving Credit Facility	Unsecured Term Loans	Trust Preferred Securities	Total	Company's Share of Joint Venture Debt
2026	555,148	—	100,000	—	$655,148	1,080,248
2027	879,277	640,000	1,050,000	—	2,569,277	1,749,857
2028	284,550	—	—	—	284,550	576,793
2029	177,000	—	—	—	177,000	—
2030	—	—	—	—	—	840,000
Thereafter	258,524	—	—	100,000	358,524	1,650,300
Total	$2,154,499	$640,000	$1,150,000	$100,000	$4,044,499	$5,897,198

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Consolidated interest expense, excluding capitalized interest, was comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest expense before capitalized interest	$215,620	$196,334	$228,840
Interest on financing leases	4,558	4,502	4,446
Capitalized interest	(28,192)	(50,148)	(95,980)
Amortization of discount on assumed debt	1,284	494	2,842
Interest income	(5,614)	(3,962)	(3,034)
Interest expense, net	$187,656	$147,220	$137,114
10. Related Party Transactions
One Vanderbilt Avenue Investment
In December 2016, we entered into agreements with entities owned and controlled by our Chairman, Chief Executive Officer ("CEO") and Interim President, Marc Holliday, and our former President, Andrew Mathias, pursuant to which they agreed to make an investment in our One Vanderbilt project (inclusive of the property and SUMMIT One Vanderbilt) at the appraised fair market value for the interests acquired. This investment entitles these entities to receive a percentage of any profits realized by the Company from its One Vanderbilt project in excess of the Company's capital contributions, of approximately 1.27% and 0.85%, respectively, on account of the property and 1.92% and 1.28%, respectively, on account of SUMMIT One Vanderbilt. The entities had no right to any return of capital. Accordingly, subject to previously disclosed repurchase rights, these interests had no value and these entities were not entitled to any amounts (other than limited distributions to cover tax liabilities incurred) unless and until the Company received distributions from the One Vanderbilt project in excess of the Company's aggregate investment in the project. The entities owned and controlled by Messrs. Holliday and Mathias paid $1.4 million and $1.0 million, respectively, which equaled the fair market value of the interests acquired as of the date the investment agreements were entered into as determined by an independent third-party appraisal that we obtained.
Messrs. Holliday and Mathias have the right to tender their interests in the project upon stabilization (50% within three years after stabilization and 100% three years or more after stabilization). In addition, the agreement calls for us to repurchase these interests in the event of a sale of One Vanderbilt or a transactional change of control of the Company. We also have the right to repurchase these interests on the seven-year anniversary of the stabilization of the project or upon the occurrence of certain separation events prior to the stabilization of the project relating to each of Messrs. Holliday's and Mathias's continued service with us. The price paid upon a tender of the interests will equal the liquidation value of the interests at the time, with the value based on the project's sale price, if applicable, or fair market value as determined by an independent third-party appraiser. In 2022, stabilization of the property (excluding SUMMIT One Vanderbilt) was achieved. Therefore, Messrs. Holliday and Mathias exercised their rights to tender 50% of their interests in the property (excluding SUMMIT One Vanderbilt) in July 2022. In 2023, stabilization of SUMMIT One Vanderbilt was achieved.
Messrs. Holliday's and Mathias's remaining interests in the One Vanderbilt project are included in Preferred units and redeemable equity in the mezzanine equity section of the Company's consolidated financial statements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
One Vanderbilt Avenue Leases
In November 2018, we entered into a lease agreement with the One Vanderbilt Avenue joint venture covering certain floors at the property. In March 2021, the lease commenced and we relocated our corporate headquarters to the leased space. For the years ended December 31, 2025, 2024, and 2023 we recorded $3.2 million, $3.0 million, and $3.0 million, respectively, of rent expense under the lease.
In June 2021, we, through a consolidated subsidiary, entered into a lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt, which commenced operations in October 2021. In June 2025, we, through a consolidated subsidiary, entered into a second lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt to lease special event space. For the year ended December 31, 2025, we recorded $40.9 million of rent expense under the lease, including percentage rent, of which $22.4 million was recognized as income as a component of "Equity in net income (loss) from unconsolidated joint ventures" in our consolidated statements of operations. For the year ended December 31, 2024, we recorded $41.4 million of rent expense under the lease, including percentage rent, of which $27.7 million was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. For the year ended December 31, 2023, we recorded $38.9 million of rent expense under the lease, including percentage rent, of which $26.2 million was recognized as income as a component of Equity in net income (loss) from unconsolidated joint ventures in our consolidated statements of operations. See Note 20, "Commitments and Contingencies."
719 Seventh Avenue
In April 2024, the Company entered into an arrangement to sell the property at 719 Seventh Avenue for $30.5 million to a special purpose entity ("SPE"), of which our former President and current director, Andrew Mathias, is a partner. No amounts from the transaction will be payable to Mr. Mathias. Mr. Mathias is expected to own up to 40% of the equity of the SPE, representing an investment by Mr. Mathias of up to approximately $7.0 million in the acquisition of the property. The transaction closed during the second quarter of 2024. See Note 4, "Properties Held for Sale and Property Dispositions."
760 Madison Avenue Giorgio Armani Residence Condominium Unit
In July 2024, the Company entered into an agreement to sell one of the Giorgio Armani Residence condominium units located at 760 Madison Avenue to an entity owned by a trust of which the beneficiaries are the family members of our Chairman, CEO and Interim President, Marc Holliday, for $8.4 million. The transaction closed in February 2025.
Other
We receive fees for providing management, leasing, construction supervision, and asset management services to certain of our joint ventures as further described in Note 6, "Investments in Unconsolidated Joint Ventures." Amounts due from joint ventures, inclusive of our ownership share of the joint ventures, and related parties as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Due from joint ventures	$15,863	$19,199
Other	430	7,666
Related party receivables	$16,293	$26,865
11. Noncontrolling Interests on the Company's Consolidated Financial Statements
Noncontrolling interests represent the common and preferred units of limited partnership interest in the Operating Partnership not held by the Company as well as third party equity interests in our other consolidated subsidiaries. Noncontrolling interests in the Operating Partnership are shown in the mezzanine equity while the noncontrolling interests in our other consolidated subsidiaries are shown in the equity section of the Company's consolidated financial statements.
Common Units of Limited Partnership Interest in the Operating Partnership
As of December 31, 2025 and 2024, the noncontrolling interest unit holders owned 6.42%, or 4,877,891 units, and 5.97%, or 4,509,953 units, of the Operating Partnership, respectively. As of December 31, 2025, 4,877,891 shares of our common stock were reserved for issuance upon the redemption of units of limited partnership interest of the Operating Partnership.
Noncontrolling interests in the Operating Partnership is recorded at the greater of its cost basis or fair market value based on the closing stock price of our common stock at the end of the reporting period.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Below is a summary of the activity relating to the noncontrolling interests in the Operating Partnership for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of year	$288,941	$238,051
Distributions	(14,162)	(13,915)
Issuance of common units	19,531	20,790
Redemption and conversion of common units	(22,302)	(28,663)
Net income (loss)	(7,673)	497
Accumulated other comprehensive income (loss) allocation	(2,804)	151
Fair value adjustment	(20,160)	72,030
Balance at end of year	$241,371	$288,941
Preferred Units of Limited Partnership Interest in the Operating Partnership
Below is a summary of the preferred units of limited partnership interest in the Operating Partnership as of December 31, 2025:

Issuance	Stated Distribution Rate	Number of Units Authorized	Number of Units Issued	Number of Units Outstanding	Annual Dividend Per Unit(1)	Liquidation Preference Per Unit(2)	Conversion Price Per Unit(3)	Date of Issuance
Series A (4)	6.00%	109,161	109,161	109,161	$60.0000	$1,000.00	$—	August 2015
Series F	7.00%	60	60	60	70.0000	1,000.00	29.12	January 2007
Series K	3.50%	700,000	563,954	341,677	0.8750	25.00	134.67	August 2014
Series L	4.00%	500,000	378,634	272,783	1.0000	25.00	—	August 2014
Series R	3.50%	400,000	400,000	400,000	0.8750	25.00	154.89	August 2015
Series S	4.00%	1,077,280	1,077,280	1,077,280	1.0000	25.00	—	August 2015
Series V (5)	5.00%	40,000	40,000	40,000	1.2500	25.00	—	May 2019
Series W (6)	(6)	1	1	1	(6)	(6)	(6)	January 2020
Series X	3.00%	172,809	172,809	172,809	0.7500	25.00	80.00	October 2025
(1)Dividends are cumulative, subject to certain provisions.
(2)Units are redeemable at any time at par for cash at the option of the unit holder unless otherwise specified.
(3)If applicable, units are convertible into a number of common units of limited partnership interest in the Operating Partnership equal to (i) the liquidation preference plus accumulated and unpaid distributions on the conversion date divided by (ii) the amount shown in the table.
(4)Issued through a consolidated subsidiary. The units are redeemable at any time after December 13, 2024 at par for cash at the option of the unit holder.
(5)The Series V Preferred Units are redeemable at any time after January 1, 2025 at par for cash at the option of the unit holder.
(6)The Series W preferred unit was issued in January 2020 in exchange for the then-outstanding Series O preferred unit. The holder of the Series W preferred unit is entitled to quarterly dividends in an amount calculated as (i) 1,350 multiplied by (ii) the current distribution per common unit of limited partnership in SL Green Operating Partnership. The holder has the right to require the Operating Partnership to repurchase the Series W unit for cash, or convert the Series W unit for Class B units, in each case at a price that is determined based on the closing price of the Company's common stock at the time such right is exercised. The unit's liquidation preference is the fair market value of the unit plus accrued distributions at the time of a liquidation event.

Below is a summary of the activity relating to the preferred units in the Operating Partnership for the years ended December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of year	$164,210	$166,501
Issuance of preferred units	4,320	—
Redemption of preferred units	—	(2,503)
Dividends paid on preferred units	(6,200)	(4,453)
Accrued dividends on preferred units	6,230	4,665
Balance at end of year	$168,560	$164,210

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
12. Stockholders' Equity of the Company
Common Stock
Our authorized capital stock consists of 260,000,000 shares, $0.01 par value per share, consisting of 160,000,000 shares of common stock, $0.01 par value per share, 75,000,000 shares of excess stock, at $0.01 par value per share, and 25,000,000 shares of preferred stock, par value $0.01 per share. As of December 31, 2025, 71,158,530 shares of common stock and no shares of excess stock were issued and outstanding.
In November 2024, the Company completed an offering of 5,063,291 shares of its common stock, par value $0.01 per share, at a price of $79.00 per share. The Company received net proceeds of approximately $386.3 million, after deducting offering expenses. The net proceeds from these offerings were contributed to the Operating Partnership in exchange for 5,063,291 common units of limited partnership interest and were used to repay debt, fund new investments and for other corporate purposes.
Share Repurchase Program
The Company has in place a share repurchase program of $3.5 billion under which we can buy shares of our common stock.
As of December 31, 2025, 36,107,719 shares have been repurchased under the program. This amount excludes the redemption of OP units. We did not repurchase any shares under the program during the year ended December 31, 2025.
Perpetual Preferred Stock
We have 9,200,000 shares of our 6.50% Series I Cumulative Redeemable Preferred Stock, or the Series I Preferred Stock, outstanding with a mandatory liquidation preference of $25.00 per share. The Series I Preferred stockholders receive annual dividends of $1.625 per share paid on a quarterly basis and dividends are cumulative, subject to certain provisions. We are entitled to redeem the Series I Preferred Stock at any time, in whole or from time to time in part, at par for cash. In August 2012, we received $221.9 million in net proceeds from the issuance of the Series I Preferred Stock, which were recorded net of underwriters' discount and issuance costs, and contributed the net proceeds to the Operating Partnership in exchange for 9,200,000 units of 6.50% Series I Cumulative Redeemable Preferred Units of limited partnership interest, or the Series I Preferred Units.
Dividend Reinvestment and Stock Purchase Plan ("DRSPP")
In February 2024, the Company filed a registration statement with the SEC for our dividend reinvestment and stock purchase plan, or DRSPP, which automatically became effective upon filing. The Company registered 3,500,000 shares of our common stock under the DRSPP. The DRSPP commenced on September 24, 2001.
The following table summarizes SL Green common stock issued, and proceeds received from dividend reinvestments and/or stock purchases under the DRSPP for the years ended December 31, 2025, 2024, and 2023, respectively (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Shares of common stock issued	4,452	728,352	17,180
Dividend reinvestments/stock purchases under the DRSPP	$251	$52,308	$525
Earnings per Share
We use the two-class method of computing earnings per share (“EPS”), which is an earnings allocation formula that determines EPS for common stock and any participating securities according to dividends declared (whether paid or unpaid). Under the two-class method, basic EPS is computed by dividing the income available to common stockholders by the weighted-average number of common stock shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from share equivalent activity.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
SL Green's earnings per share for the years ended December 31, 2025, 2024, and 2023 are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2025	2024	2023
Basic (Loss) Earnings:
(Loss) income attributable to SL Green common stockholders	$(111,860)	$7,060	$(579,509)
Less: distributed earnings allocated to participating securities	(1,902)	(1,835)	(2,655)
Less: undistributed earnings allocated to participating securities	—	(64)	—
Net (loss) income attributable to SL Green common stockholders (numerator for basic earnings per share)	$(113,762)	$5,161	$(582,164)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	—	—
Add back: undistributed earnings allocated to participating securities	—	—	—
Add back: effect of dilutive securities (redemption of units to common shares)	—	—	(37,465)
(Loss) income attributable to SL Green common stockholders (numerator for diluted earnings per share)	$(113,762)	$5,161	$(619,629)

	Year Ended December 31,
Denominator	2025	2024	2023
Basic Shares:
Weighted average common stock outstanding	70,443	65,062	63,809
Effect of Dilutive Securities:
Operating Partnership units redeemable for common shares	—	—	4,163
Stock-based compensation plans	—	626	—
Diluted weighted average common stock outstanding	70,443	65,688	67,972
The Company has excluded 6,377,684 4,717,759 and 1,273,417 of common stock equivalents from the calculation of diluted shares outstanding for the years ended December 31, 2025, 2024, and 2023, respectively, as they were anti-dilutive.
13. Partners' Capital of the Operating Partnership
The Company is the sole managing general partner of the Operating Partnership and as of December 31, 2025 owned 71,158,530 general and limited partnership interests in the Operating Partnership and 9,200,000 Series I Preferred Units. Partnership interests in the Operating Partnership are denominated as “common units of limited partnership interest” (also referred to as “OP Units”) or “preferred units of limited partnership interest” (also referred to as “Preferred Units”). All references to OP Units and Preferred Units outstanding exclude such units held by the Company. A holder of an OP Unit may present such OP Unit to the Operating Partnership for redemption at any time (subject to restrictions agreed upon at the issuance of OP Units to particular holders that may restrict such right for a period of time, generally one year from issuance). Upon presentation of an OP Unit for redemption, the Operating Partnership must redeem such OP Unit in exchange for the cash equal to the then value of a share of common stock of the Company, except that the Company may, at its election, in lieu of cash redemption, acquire such OP Unit for one share of common stock. Because the number of shares of common stock outstanding at all times equals the number of OP Units that the Company owns, one share of common stock is generally the economic equivalent of one OP Unit, and the quarterly distribution that may be paid to the holder of an OP Unit equals the quarterly dividend that may be paid to the holder of a share of common stock. Each series of Preferred Units makes a distribution that is set in accordance with an amendment to the partnership agreement of the Operating Partnership. Preferred Units may also be convertible into OP Units at the election of the holder thereof or the Company, subject to the terms of such Preferred Units.
Net income (loss) allocated to the preferred unitholders and common unitholders reflects their pro rata share of net income (loss) and distributions.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Limited Partner Units
As of December 31, 2025, limited partners other than SL Green owned 6.42%, or 4,877,891 common units, of the Operating Partnership.
Preferred Units
Preferred units not owned by SL Green are further described in Note 11, “Noncontrolling Interests on the Company's Consolidated Financial Statements - Preferred Units of Limited Partnership Interest in the Operating Partnership.”
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2025, 2024, and 2023 respectively are computed as follows (in thousands):

	Year Ended December 31,
Numerator	2025	2024	2023
Basic (Loss) Earnings:
Net (Loss) income attributable to SLGOP common unitholders (numerator for diluted earnings per unit)	$(119,533)	$7,557	$(616,974)
Less: distributed earnings allocated to participating securities	(4,545)	(4,665)	(2,655)
Net (loss) income attributable to SLGOP common unitholders (numerator for basic earnings per unit)	$(124,078)	$2,892	$(619,629)
Add back: dilutive effect of earnings allocated to participating securities and contingently issuable shares	—	26	—
(Loss) income attributable to SLGOP common unitholders	$(124,078)	$2,918	$(619,629)

	Year Ended December 31,
Denominator	2025	2024	2023
Basic units:
Weighted average common units outstanding	74,407	68,736	67,972
Effect of Dilutive Securities:
Stock-based compensation plans	—	757	—
Contingently issuable units	—	112	—
Diluted weighted average common units outstanding	74,407	69,605	67,972
The Operating Partnership has excluded 2,413,479, 800,881 and 1,273,417 common unit equivalents from the diluted units outstanding for the years ended December 31, 2025, 2024, and 2023, respectively, as they were anti-dilutive.
14. Share-based Compensation
We have share-based employee and director compensation plans. Our employees are compensated through the Operating Partnership. Under each plan, whenever the Company issues common or preferred stock, the Operating Partnership issues an equivalent number of units of limited partnership interest of a corresponding class to the Company.
The Sixth Amended and Restated 2005 Stock Option and Incentive Plan, or the 2005 Plan, was approved by the Company's Board of Directors in April 2025 and its stockholders in June 2025 at the Company's annual meeting of stockholders. The 2005 Plan authorizes the issuance of stock options, stock appreciation rights, unrestricted and restricted stock, phantom shares, dividend equivalent rights, cash-based awards and other equity-based awards. Subject to adjustments upon certain corporate transactions or events, awards with respect to up to a maximum of 39,890,000 fungible units may be granted under the 2005 Plan. Currently, different types of awards count against the limit on the number of fungible units differently, with (1) full-value awards (i.e., those that deliver the full value of the award upon vesting, such as restricted stock) counting as 3.20 Fungible Units per share subject to such awards, (2) stock options, stock appreciation rights, Class O LTIP units and other awards that do not deliver full value of the underlying shares and expire five years from the date of grant counting as 0.87 fungible units per share subject to such awards, and (3) all other awards (e.g., 10-year stock options) counting as 1.0 fungible units per share subject to such awards. Awards granted under the 2005 Plan prior to the approval of the sixth amendment and restatement in June 2025 continue to count against the fungible unit limit based on the ratios that were in effect at the time such awards were granted, which may be different than the current ratios. As a result, depending on the types of awards issued, the

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
2005 Plan may result in the issuance of more or less than 39,890,000 shares. If a stock option or other award granted under the 2005 Plan expires or terminates, the common stock subject to any portion of the award that expires or terminates without having been exercised or paid, as the case may be, will again become available for the issuance of additional awards. Shares of our common stock distributed under the 2005 Plan may be treasury shares or authorized but unissued shares. Currently, unless the 2005 Plan has been previously terminated by the Company's Board of Directors, new awards may be granted under the 2005 Plan until June 3, 2035, which is the tenth anniversary of the date that the 2005 Plan was most recently approved by the Company's stockholders. As of December 31, 2025, 8.7 million fungible units were available for issuance under the 2005 Plan after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units.
Stock Options and Class O LTIP Units
Options are granted with an exercise price at the fair market value of the Company's common stock on the date of grant and, subject to employment, generally expire five years or ten years from the date of grant, are not transferable other than on death, and generally vest in one year to five years commencing one year from the date of grant. We have also granted Class O LTIP Units, which are a class of LTIP Units in the Operating Partnership structured to provide economics similar to those of stock options. Class O LTIP Units, once vested, may be converted, at the election of the holder, into a number of common units of the Operating Partnership per Class O LTIP Unit determined by the increase in value of a share of the Company's common stock at the time of conversion over a participation threshold, which equals the fair market value of a share of the Company's common stock at the time of grant. Class O LTIP Units are entitled to distributions, subject to vesting, equal per unit to 10% of the per unit distributions paid with respect to the common units of the Operating Partnership.
In December 2024, our Chairman, CEO and Interim President, Marc Holliday, received a grant of 217,917 Class O LTIP Units, in connection with his new employment agreement, that are subject to both time-based vesting conditions and performance-based vesting conditions. The performance-based vesting conditions are satisfied if the average share price of the Company's common stock equals or exceeds $100.00 as of any trailing twenty trading day period between the grant date and the fifth anniversary thereafter. Subject to achievement of the performance hurdle and continued employment, the Class O LTIP Units vest ratably on December 31, 2025, December 31, 2026, and December 31, 2027.
The fair value of each stock option or LTIP Unit granted is estimated on the date of grant using the Black-Scholes option pricing model based on historical information with the following weighted average assumptions for grants during the years ended December 31, 2025 and 2024 (there were no options granted during the year ended December 31, 2023).

	2025	2024	2023
Dividend yield	7.1%	5.5%	N/A
Expected life	3.6 years	7.5 years	N/A
Risk-free interest rate	3.58%	4.45%	N/A
Expected stock price volatility	46.0%	45.0%	N/A
A summary of the status of the Company's stock options as of December 31, 2025, 2024, and 2023 and changes during the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025		2024		2023
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of year	333,897	$81.63	115,980	$103.52	313,480	$97.59
Granted	407,000	44.35	217,917	68.07	—	—
Lapsed or canceled	—	—	—	—	(197,500)	84.14
Balance at end of year	740,897	$61.66	333,897	$81.63	115,980	$103.52
Options exercisable at end of year	188,619	$91.12	115,980	$103.52	115,980	$103.52
The remaining weighted average contractual life of the options outstanding was 5.4 years and the remaining average contractual life of the options exercisable was 3.8 years.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
During the year ended December 31, 2025, we recognized $1.6 million compensation expense related to options. During the years ended December 31, 2024 and 2023, we recognized no compensation expense related to options. As of December 31, 2025, there was $7.2 million unrecognized compensation cost related to unvested stock options.
Restricted Shares
Shares may be granted to certain employees, including our executives, and vesting occurs upon the completion of a service period or our meeting established financial performance criteria. Vesting occurs at rates ranging from 15% to 35% once performance criteria are reached.
A summary of the Company's restricted stock as of December 31, 2025, 2024, and 2023 and changes during the years ended December 31, 2025, 2024, and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	4,449,709	4,089,174	3,758,174
Granted	91,926	371,285	337,350
Canceled	(9,635)	(10,750)	(6,350)
Balance at end of year	4,532,000	4,449,709	4,089,174
Vested during the year	236,139	143,453	147,915
Compensation expense recorded	$15,077,198	$10,939,602	$7,766,055
Total fair value of restricted stock granted during the year	$4,206,695	$24,676,422	$15,789,540
The fair value of restricted stock that vested during the years ended December 31, 2025, 2024, and 2023 was $11.3 million, $7.4 million and $10.2 million, respectively. As of December 31, 2025, there was $18.6 million of total unrecognized compensation cost related to restricted stock, which is expected to be recognized over a weighted average period of 2.0 years.
We granted LTIP Units, which include bonus, time-based and performance-based awards, with a fair value of $27.6 million and $34.1 million during the years ended December 31, 2025 and 2024, respectively. The grant date fair value of the LTIP Unit awards was calculated in accordance with ASC Topic 718, Compensation - Stock Compensation ("ASC 718"). A third-party consultant determined that the fair value of the LTIP Units has a discount to our common stock price. The discount was calculated by considering the inherent uncertainty that the LTIP Units will reach parity with other common partnership units and the illiquidity due to transfer restrictions. As of December 31, 2025, there was $25.9 million of total unrecognized compensation expense related to the time-based and performance-based awards, which is expected to be recognized over a weighted average period of 1.6 years.
During the years ended December 31, 2025, 2024, and 2023, we recorded compensation expense related to bonus, time-based and performance-based awards of $26.1 million, $30.5 million, and $50.4 million, respectively.
For the years ended December 31, 2025, 2024, and 2023, $2.0 million, $1.7 million, and $1.4 million, respectively, was capitalized to assets associated with compensation expense related to our long-term compensation plans, restricted stock and stock options.
Deferred Compensation Plan for Directors
Under our Non-Employee Director's Deferral Program, which commenced July 2004, the Company's non-employee directors may elect to defer up to 100% of their annual retainer fee, chairman fees, meeting fees and annual stock grant. Unless otherwise elected by a participant, fees deferred under the program shall be credited in the form of phantom stock units. The program provides that a director's phantom stock units generally will be settled in an equal number of shares of common stock upon the earlier of (i) the January 1 coincident with or the next following such director's termination of service from the Board of Directors or (ii) a change in control by us, as defined by the program. Phantom stock units are credited to each non-employee director quarterly using the closing price of our common stock on the first business day of the respective quarter. Each participating non-employee director is also credited with dividend equivalents or phantom stock units based on the dividend rate for each quarter, which are either paid in cash currently or credited to the director's account as additional phantom stock units.
During the year ended December 31, 2025, 14,568 phantom stock units and 10,311 shares of common stock were issued to our Board of Directors. During the years ended December 31, 2025, 2024, and 2023, we recorded compensation expense of

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
$2.6 million, $2.8 million, and $2.7 million, respectively, related to the Deferred Compensation Plan. As of December 31, 2025, there were 92,873 phantom stock units outstanding pursuant to our Non-Employee Director's Deferral Program.
Employee Stock Purchase Plan
In 2007, the Company's Board of Directors adopted the 2008 Employee Stock Purchase Plan, or ESPP, to provide equity-based incentives to eligible employees. The ESPP is intended to qualify as an "employee stock purchase plan" under Section 423 of the Code, and has been adopted by the board to enable our eligible employees to purchase the Company's shares of common stock through payroll deductions. The ESPP became effective on January 1, 2008 with a maximum of 500,000 shares of the common stock available for issuance, subject to adjustment upon a merger, reorganization, stock split or other similar corporate change. The Company filed a registration statement on Form S-8 with the SEC with respect to the ESPP. The common stock is offered for purchase through a series of successive offering periods. Each offering period will be three months in duration and will begin on the first day of each calendar quarter, with the first offering period having commenced on January 1, 2008. The ESPP provides for eligible employees to purchase the common stock at a purchase price equal to 85% of the lesser of (1) the market value of the common stock on the first day of the offering period or (2) the market value of the common stock on the last day of the offering period. The ESPP was approved by our stockholders at our 2008 annual meeting of stockholders. As of December 31, 2025, 267,651 shares of our common stock had been issued under the ESPP.
15. Accumulated Other Comprehensive Income
The following tables set forth the changes in accumulated other comprehensive income by component as of December 31, 2025, 2024 and 2023 (in thousands):

	Net unrealized gain (loss) on derivative instruments (1)	SL Green's share of joint venture net unrealized (loss) gain on derivative instruments (2)	Net unrealized (loss) gain on marketable securities	Total
Balance at December 31, 2022	$47,800	$2,046	$(242)	$49,604
Other comprehensive income (loss) before reclassifications	17,269	6,950	(1,549)	22,670
Amounts reclassified from accumulated other comprehensive income	(39,717)	(15,080)	—	(54,797)
Balance at December 31, 2023	25,352	(6,084)	(1,791)	17,477
Other comprehensive income before reclassifications	39,049	6,515	525	46,089
Amounts reclassified from accumulated other comprehensive income	(35,071)	(10,299)	—	(45,370)
Balance at December 31, 2024	29,330	(9,868)	(1,266)	18,196
Other comprehensive (loss) income before reclassifications	(10,709)	(7,967)	589	(18,087)
Amounts reclassified from accumulated other comprehensive income	(19,557)	(2,750)	—	(22,307)
Balance at December 31, 2025	$(936)	$(20,585)	$(677)	$(22,198)
(1)Amount reclassified from accumulated other comprehensive (loss) income is included in interest expense in the respective consolidated statements of operations. As of December 31, 2025 and 2024, the deferred net gains from these terminated hedges, which is included in accumulated other comprehensive (loss) income relating to net unrealized gain (loss) on derivative instruments, was ($0.1 million) and ($0.2 million), respectively.
(2)Amount reclassified from accumulated other comprehensive (loss) income is included in equity in net loss from unconsolidated joint ventures in the respective consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
16. Fair Value Measurements
We are required to disclose fair value information with regard to certain of our financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practical to estimate fair value. The FASB guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. We measure and/or disclose the estimated fair value of certain financial assets and liabilities based on a hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity and the reporting entity's own assumptions about market participant assumptions. This hierarchy consists of three broad levels: Level 1 - quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date; Level 2 - inputs other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly; and Level 3 - unobservable inputs for the asset or liability that are used when little or no market data is available. We follow this hierarchy for our assets and liabilities measured at fair value on a recurring and nonrecurring basis. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. Our assessment of the significance of the particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables set forth the assets and liabilities that we measure at fair value on a recurring basis by their levels in the fair value hierarchy as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$23,666	$—	$23,666	$—
Interest rate cap and swap agreements (included in Other assets)	$8,000	$—	$8,000	$—
Real estate loans held by consolidated securitization vehicles	$1,023,877	$—	$895,998	$127,879
Debt fund investments(1)	$152,958	$—	$—	$152,958
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$17,360	$—	$17,360	$—
Senior obligations of consolidated securitization vehicles	$1,023,877	$—	$895,998	$127,879
Secured borrowing (included in Other liabilities) (2)	$244,941	$—	$—	$244,941
(1)During the year ended December 31, 2025 the Fund purchased $146.9 million of investments classified as Level 3 and recognized $6.0 million of unrealized gains on those investments included within "Loss from debt fund investments, net" in the consolidated statements of operations.
(2)In 2021, the Company admitted an additional partner to the One Madison Avenue development project with the partner's indirect ownership in the joint venture totaling 25.0%. The transaction did not meet sale accounting under ASC 860 and, as a result, was treated as a secured borrowing for accounting purposes and is included in "Other liabilities" on our consolidated balance sheets.

	December 31, 2024
	Total	Level 1	Level 2	Level 3
Assets:
Marketable securities available-for-sale	$17,323	$—	$17,323	$—
Interest rate cap and swap agreements (included in Other assets)	$31,860	$—	$31,860	$—
Real estate loans held by consolidated securitization vehicles	$584,134	$—	$584,134	$—
Liabilities:
Interest rate cap and swap agreements (included in Other liabilities)	$6,469	$—	$6,469	$—
Senior obligations of consolidated securitization vehicles	$567,487	$—	$567,487
Secured borrowing (included in Other liabilities)	$251,096	$—	$—	$251,096

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
We evaluate real estate investments and debt and preferred equity investments, including intangibles, for potential impairment primarily utilizing cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as sales comparison approach, which utilizes comparable sales, listings and sales contracts, all of which are classified as Level 3 inputs.
Marketable securities classified as Level 1 are derived from quoted prices in active markets. The valuation technique used to measure the fair value of marketable securities classified as Level 2 were valued based on quoted market prices or model driven valuations using the significant inputs derived from or corroborated by observable market data. We do not intend to sell these securities and it is not more likely than not that we will be required to sell the investments before recovery of their amortized cost bases.
The fair value of derivative instruments is based on current market data received from financial sources that trade such instruments and are based on prevailing market data and derived from third party proprietary models based on well-recognized financial principles and reasonable estimates about relevant future market conditions, which are classified as Level 2 inputs.
The senior obligations of consolidated securitization vehicles represent CMBS that are not owned by the Company. A majority of these securities are either traded in the marketplace or are similar to other securities that are traded in the marketplace. As the valuation of these amounts are based upon quoted prices for similar instruments in active markets, we generally utilize third party pricing service providers to determine the fair value. The Company evaluates and assesses the third party pricing by referring to recent trades of similar securities, ratings, subordination levels, current market data and credit issues. The Company maximizes the use of observable inputs over unobservable inputs and uses the value of the senior obligations of consolidated securitization vehicles as an indicator of the fair value of the real estate loans held by consolidated securitization vehicles. Depending on the significance of the fair value inputs used in determining the fair value, these securities are classified in either Level 2 or Level 3 of the fair value hierarchy. As such, these investments may move between Level 2 and Level 3 of the fair value hierarchy if the significant fair value inputs used to price the CMBS become or cease to be observable.
The fair value of our secured borrowing is determined by projecting future cash flows, which takes into consideration various factors including discount rate and exit capitalization rate, as well as related asset performance and local or macro real estate performance. The inputs used in determining the Company's secured borrowing are considered Level 3.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Nonrecurring Fair Value Measurements
In December 2025, the Company entered into an agreement to sell a 49.0% interest in 100 Park Avenue at a gross asset value of $425.0 million. During the fourth quarter of 2025, the Company recognized a charge of $23.5 million to reduce the carrying value of the property to the gross asset value determined by the terms of the purchase and sale agreement. The charge is reflected in the Company's consolidated statements of operations within "Depreciable real estate reserves and impairments."
(3)In December 2025, following a recoverability assessment, the Company recorded a charge of $4.4 million and $8.4 million on its investments in Worldwide Plaza and 2 Herald Square, respectively. The charges are included within "Equity in net loss from unconsolidated joint ventures" in the consolidated statements of operations. The fair values of the investments were determined using a discounted cash flow analysis which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, all of which are classified as Level 3 inputs.
In October 2025, the Company closed on the acquisition of its joint venture partners' combined 39.5% interest in the 800 Third Avenue joint venture and the entity was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a negative fair value adjustment of $20.2 million, which is included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts, all of which are classified as Level 3 inputs. Prior to October 2025, the investment was accounted for under the equity method and was included in "Investments in unconsolidated joint ventures" on our consolidated balance sheet.
In September 2025, the Company, as the holder of the preferred equity interest in the entity that owns 315 West 33rd Street, took control over management of the entity and the underlying property. As a result, it was concluded that the entity is a VIE in which the Company is the primary beneficiary, and the entity was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts, all of which are classified as Level 3 inputs. Prior to September 2025, the preferred equity interest was included in "Debt and preferred equity investments" on our consolidated balance sheet.
In July 2025, the Company sold 50.0% of the joint venture entity that holds the preferred equity investment in 625 Madison Avenue for $104.9 million, which had a carrying value of $112.1 million as of June 30, 2025. In conjunction with this transaction, the Company also acquired the remaining interest in the joint venture for $23.7 million and sold 50.0% of that interest for $10.9 million. In June 2025, the Company recorded a charge of $14.5 million, which is included in "Equity in net loss from unconsolidated joint ventures" in the consolidated statements of operations. The fair value of our investment was determined by the terms of the purchase and sale agreement.
In December 2024, the Company amended the joint venture agreement with its partner in the 100 Park Avenue joint venture. As a result of the amended terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a positive fair value adjustment of $117.8 million, which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. Prior to December 2024, the investment was accounted for under the equity method. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts. All of which are classified as Level 3 inputs.
In March 2024, the Company entered into an agreement to acquire its partner's 45.0% interest in the 10 East 53rd Street joint venture. As a result of the contract terms, it was concluded that the joint venture is a VIE in which the Company is the primary beneficiary, and the investment was consolidated in our financial statements. Upon consolidating the entity, the assets and liabilities of the entity were recorded at fair value which resulted in the recognition of a negative fair value adjustment of ($55.7 million), which is included in Purchase price and other fair value adjustments in the consolidated statements of operations. Prior to March 2024, the investment was accounted for under the equity method. This fair value was determined using a third-party valuation which primarily utilized cash flow projections that apply, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates, as well as the sales comparison approach, which utilizes comparable sales, listings, and sales contracts. All of which are classified as Level 3 inputs.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
Financial Assets and Liabilities not Measured at Fair Value
The financial assets and liabilities that are not measured at fair value on our consolidated balance sheets include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued expenses, debt and preferred equity investments, mortgages and other loans payable and other secured and unsecured debt. The carrying amount of cash and cash equivalents, restricted cash, accounts receivable, and accounts payable and accrued expenses reported on our consolidated balance sheets approximates fair value due to the short-term nature of these instruments. The fair value of debt and preferred equity investments, which is classified as Level 3, is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The fair value of borrowings, which is classified as Level 3, is estimated by discounting the contractual cash flows of each debt instrument to their present value using adjusted market interest rates, which is provided by a third-party specialist.
The following table provides the carrying value and fair value of these financial instruments as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value (1)	Fair Value	Carrying Value (1)	Fair Value

Debt and preferred equity investments	$168,358	(2)	$303,726	(2)

Fixed rate debt	$3,675,222	$3,679,095	$3,257,474	$3,225,767
Variable rate debt	369,277	369,440	363,550	355,364
Total debt	$4,044,499	$4,048,535	$3,621,024	$3,581,131
(1)Amounts exclude net deferred financing costs.
(2)As of December 31, 2025, debt and preferred equity investments had an estimated fair value of approximately $0.2 billion. As of December 31, 2024, debt and preferred equity investments had an estimated fair value of approximately $0.3 billion.
Disclosures regarding fair value of financial instruments was based on pertinent information available to us as of December 31, 2025 and 2024.
17. Financial Instruments: Derivatives and Hedging
In the normal course of business, we use a variety of commonly used derivative instruments, including, but not limited to, interest rate swaps, caps, collars and floors, to manage interest rate risk. We hedge our exposure to variability in future cash flows for forecasted transactions in addition to anticipated future interest payments on existing debt. We recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through earnings. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedge asset, liability, or firm commitment through earnings, or recognized in other comprehensive income (loss) until the hedged item is recognized in earnings. Reported net income and equity may increase or decrease prospectively, depending on future levels of interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows. Currently, all of our designated derivative instruments are effective hedging instruments.
The following table summarizes the notional value at inception and fair value of our consolidated derivative financial instruments as of December 31, 2025 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025

	Notional Value	Strike Rate	Effective Date	Expiration Date	Balance Sheet Location	Fair Value
Interest Rate Cap	72,314	4.000%	July 2025	June 2026	Other Liabilities	$(1)
Interest Rate Cap	190,148	3.500%	November 2025	November 2026	Other Assets	193
Interest Rate Swap	150,000	2.621%	December 2021	January 2026	Other Assets	5
Interest Rate Swap	200,000	2.662%	December 2021	January 2026	Other Assets	7
Interest Rate Swap	300,000	2.866%	July 2023	May 2027	Other Assets	1,777
Interest Rate Swap	100,000	2.903%	February 2023	February 2027	Other Assets	494
Interest Rate Swap	100,000	2.733%	February 2023	February 2027	Other Assets	677
Interest Rate Swap	50,000	2.463%	February 2023	February 2027	Other Assets	484
Interest Rate Swap	200,000	2.591%	February 2023	February 2027	Other Assets	1,660
Interest Rate Swap	100,000	3.756%	January 2023	January 2028	Other Liabilities	(953)
Interest Rate Swap	370,000	3.888%	November 2022	June 2027	Other Liabilities	(3,076)
Interest Rate Swap	150,000	3.524%	January 2024	May 2027	Other Liabilities	(426)
Interest Rate Swap	300,000	4.487%	November 2024	November 2027	Other Liabilities	(6,521)
Interest Rate Swap	68,678	4.466%	August 2024	June 2027	Other Liabilities	(1,167)
Interest Rate Swap	204,550	3.915%	February 2025	May 2028	Other Liabilities	(2,866)
Interest Rate Swap	125,000	3.667%	August 2024	December 2026	Other Liabilities	(346)
Interest Rate Swap	125,000	3.670%	August 2024	December 2026	Other Liabilities	(353)
Interest Rate Swap	80,000	4.174%	February 2025	February 2028	Other Liabilities	(1,429)
Interest Rate Swap	357,500	2.982%	June 2027	June 2028	Other Assets	887
Interest Rate Swap	177,000	1.555%	December 2022	February 2026	Other Assets	486
Interest Rate Swap	177,000	3.331%	February 2026	February 2029	Other Liabilities	(222)
Interest Rate Lock	240,000	—%	November 2025	January 2026	Other Assets	1,218
Interest Rate Lock	120,000	—%	December 2025	January 2026	Other Assets	112
						$(9,360)
During the year ended December 31, 2025, we recorded a loss of $3.9 million based on the changes in the fair value of market-to-market interest rate swaps, which is included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the year ended December 31, 2024, we recorded a gain of $5.5 million based on the changes in the fair value of forward-starting interest rate swaps, which is included in "Purchase price and other fair value adjustments" in the consolidated statements of operations. During the year ended December 31, 2023, we recorded a loss of $10.4 million based on the changes in the fair value of an interest rate cap we sold.
During the year ended December 31, 2025, we recorded a gain of $1.3 million, on the changes in fair value, which is included in interest expenses in the consolidated statements of operations. During the year ended December 31, 2024 we recorded a gain of $0.1 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations. During the year ended December 31, 2023 we recorded a loss of $0.2 million on the changes in fair value, which is included in interest expense in the consolidated statements of operations.
Certain agreements the Company has with each of its derivative counterparties contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations. As of December 31, 2025, the fair value of derivatives in a net liability position, including accrued interest but excluding any adjustment for nonperformance risk related to these agreements, was $17.6 million. As of December 31, 2025, the Company was not required to post any collateral related to these agreements and was not in breach of any agreement provisions. If the Company had breached any of these provisions, it could have been required to settle its obligations under the agreements at their aggregate termination value of $18.1 million as of December 31, 2025.
Gains and losses on terminated hedges are included in accumulated other comprehensive income, and are recognized into earnings over the term of the related obligation. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings as an adjustment to interest expense in the same periods in which the hedged interest payments affect earnings. We estimate that $0.6 million of the current balance held in accumulated other comprehensive income will be reclassified into interest expense and $5.7 million of the portion related to our share of joint

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
venture accumulated other comprehensive income will be reclassified into equity in net loss from unconsolidated joint ventures within the next 12 months.
The following table presents the effect of our derivative financial instruments and our share of our joint ventures' derivative financial instruments that are designated and qualify as hedging instruments on the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Income (Loss)			Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain Reclassified from Accumulated Other Comprehensive Income into Income
	Year Ended December 31,				Year Ended December 31,
Derivative	2025	2024	2023		2025	2024	2023
Interest Rate Swaps/Caps	$(10,634)	$41,802	$18,484	Interest expense	$23,324	$37,398	$42,270
Share of unconsolidated joint ventures' derivative instruments	(8,001)	6,870	7,399	Equity in net loss from unconsolidated joint ventures	2,487	10,965	16,050
	$(18,635)	$48,672	$25,883		$25,811	$48,363	$58,320
The following table summarizes the notional value at inception and fair value of our joint ventures' derivative financial instruments as of December 31, 2025 based on Level 2 information. The notional value is an indication of the extent of our involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks (dollars in thousands).

	Notional Value	Strike Rate	Effective Date	Expiration Date	Classification	Fair Value
Interest Rate Cap	$703,686	4.000%	November 2025	January 2026	Liability	$—
Interest Rate Cap	289,257	4.000%	July 2025	June 2026	Asset	5
Interest Rate Swap	268,750	4.039%	July 2024	September 2028	Liability	(5,276)
Interest Rate Swap	268,750	4.058%	July 2024	September 2028	Liability	(5,408)
Interest Rate Swap	537,500	4.065%	July 2024	September 2028	Liability	(10,962)
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	27
Interest Rate Swap	250,000	3.608%	April 2023	February 2026	Asset	27
						$(21,587)
18. Lease Income
The Operating Partnership is the lessor and the sublessor to tenants under operating and sales-type leases. The minimum rental amounts due under the leases are generally subject to scheduled fixed increases or adjustments. The leases generally also require that the tenants reimburse us for increases in certain operating costs and real estate taxes above their base year costs.
Future minimum rents to be received over the next five years and thereafter for operating leases in effect at December 31, 2025 are as follows (in thousands):

2026	$564,911
2027	529,740
2028	472,017
2029	431,141
2030	373,182
Thereafter	1,564,839
$3,935,830
The components of lease income from operating leases in our consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025

	Year Ended December 31,
	2025	2024	2023
Fixed lease payments	$607,566	$545,573	$589,469
Variable lease payments	78,564	63,004	79,641
Total lease payments (1)	$686,130	$608,577	$669,110
Amortization of acquired above and below-market leases	(6,025)	(2,578)	14,225
Total rental revenue	$680,105	$605,999	$683,335
(1)Amounts include $182.2 million and $188.5 million of sublease income for the years ended December 31, 2025 and 2024, respectively.

The table below summarizes our investment in sales-type leases as of December 31, 2025:

Property	Year of Current Expiration	Year of Final Expiration (1)
15 Beekman (2)	2119	2119
(1)Reflects exercise of all available renewal options.
(2)In August 2020, the Company formed a joint venture, which then entered into a long-term sublease with the Company for the building at 15 Beekman. See Note 6, "Investments in Unconsolidated Joint Ventures."
Future minimum lease payments to be received over the next five years and thereafter for our sales-type leases with initial terms in excess of one year as of December 31, 2025 are as follows (in thousands):

Sales-type leases
2026	$3,276
2027	3,325
2028	3,375
2029	3,426
2030	3,477
Thereafter	189,891
Total minimum lease payments	$206,770
Amount representing interest	(98,489)
Investment in sales-type leases (1)	$108,281
(1)This amount is included in Other assets on our consolidated balance sheets.
The components of lease income from sales-type leases during the years ended December 31, 2025, 2024, and 2023 were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest income (1)	$4,556	$4,500	$4,444
(1)These amounts are included in Interest expense, net of interest income in our consolidated statements of operations.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
19. Benefit Plans
The building employees are covered by multi-employer defined benefit pension plans and post-retirement health and welfare plans. We participate in the Building Service 32BJ, or Union, Pension Plan and Health Plan. The Pension Plan is a multi-employer, non-contributory defined benefit pension plan that was established under the terms of collective bargaining agreements between the Service Employees International Union, Local 32BJ, the Realty Advisory Board on Labor Relations, Inc. and certain other employees. This Pension Plan is administered by a joint board of trustees consisting of union trustees and employer trustees and operates under employer identification number 13-1879376. The Pension Plan year runs from July 1 to June 30. Employers contribute to the Pension Plan at a fixed rate on behalf of each covered employee. Separate actuarial information regarding such pension plans is not made available to the contributing employers by the union administrators or trustees, since the plans do not maintain separate records for each reporting unit. However, on September 28, 2023, September 12, 2024 and September 24, 2025, the actuary certified that for the plan years beginning July 1, 2023, July 1, 2024 and July 1, 2025, the Pension Plan was in critical or endangered status under the Pension Protection Act of 2006. The Pension Plan trustees adopted a rehabilitation plan consistent with this requirement. No surcharges have been paid to the Pension Plan as of December 31, 2025. For the Pension Plan years ended June 30, 2025, 2024 and 2023, the plan received contributions from employers totaling $442.8 million, $530.3 million and $317.9 million, respectively. Our contributions to the Pension Plan represent less than 5.0% of total contributions to the plan.
The Health Plan was established under the terms of collective bargaining agreements between the Union, the Realty Advisory Board on Labor Relations, Inc. and certain other employers. The Health Plan provides health and other benefits to eligible participants employed in the building service industry who are covered under collective bargaining agreements, or other written agreements, with the Union. The Health Plan is administered by a Board of Trustees with equal representation by the employers and the Union and operates under employer identification number 13-2928869. The Health Plan receives contributions in accordance with collective bargaining agreements or participation agreements. Generally, these agreements provide that the employers contribute to the Health Plan at a fixed rate on behalf of each covered employee. For the Health Plan years ended, June 30, 2025, 2024 and 2023, the plan received contributions from employers totaling $1.9 billion, $1.7 billion and $1.9 billion, respectively. Our contributions to the Health Plan represent less than 5.0% of total contributions to the plan.
Contributions we made to the multi-employer plans for the years ended December 31, 2025, 2024 and 2023 are included in the table below (in thousands):

	Year Ended December 31,
Benefit Plan	2025	2024	2023
Pension Plan	$2,523	$2,157	$2,111
Health Plan	8,408	6,256	7,191
Other plans	939	740	789
Total plan contributions	$11,870	$9,153	$10,091
401(K) Plan
In August 1997, we implemented a 401(K) Savings/Retirement Plan, or the 401(K) Plan, to cover eligible employees of ours, and any designated affiliate. The 401(K) Plan permits eligible employees to defer up to 15% of their annual compensation, subject to certain limitations imposed by the Code. The employees' elective deferrals are immediately vested and non-forfeitable upon contribution to the 401(K) Plan. During 2003, we amended our 401(K) Plan to provide for discretionary matching contributions only. For 2025, 2024 and 2023, a matching contribution equal to 100% of the first 4% of annual compensation was made. For the years ended December 31, 2025, 2024, and 2023, we made matching contributions of $2.4 million, $2.3 million, and $1.8 million, respectively.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
20. Commitments and Contingencies
Legal Proceedings
As of December 31, 2025, the Company and the Operating Partnership were not involved in any material litigation nor, to management's knowledge, was any material litigation threatened against us or our portfolio which if adversely determined could have a material adverse impact on us.
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
Insurance
We maintain “all-risk” property and rental value coverage (including coverage regarding the perils of flood, earthquake and terrorism, excluding nuclear, biological, chemical, and radiological terrorism ("NBCR")), within two property insurance programs and liability insurance. Separate property and liability coverage may be purchased on a stand-alone basis for certain assets, such as development projects. Additionally, one of our captive insurance companies, Belmont Insurance Company, or Belmont, provides coverage for NBCR terrorist acts above a specified trigger. Belmont's retention is reinsured by our other captive insurance company, Ticonderoga Insurance Company ("Ticonderoga"). If Belmont or Ticonderoga are required to pay a claim under our insurance policies, we would ultimately record the loss to the extent of required payments. However, there is no assurance that in the future we will be able to procure coverage at a reasonable cost. Further, if we experience losses that are uninsured or that exceed policy limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. Additionally, our debt instruments contain customary covenants requiring us to maintain insurance and we could default under our debt instruments if the cost and/or availability of certain types of insurance make it impractical or impossible to comply with such covenants relating to insurance. Belmont and Ticonderoga provide coverage solely on properties owned by the Company or its affiliates.
Furthermore, with respect to certain of our properties, including properties held by joint ventures or subject to triple net leases, insurance coverage is obtained by a third-party and we do not control the coverage. While we may have agreements with such third parties to maintain adequate coverage and we monitor these policies, such coverage ultimately may not be maintained or adequately cover our risk of loss.
Belmont had loss reserves of $3.7 million and $3.5 million as of December 31, 2025 and 2024, respectively. Ticonderoga had no loss reserves as of December 31, 2025 and 2024.
Lease Arrangements
We are a tenant under leases for certain properties, including ground leases. These leases have expirations from 2033 to 2119, or 2043 to 2119 as fully extended. Certain leases offer extension options which we assess against relevant economic factors to determine whether we are reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods that we are reasonably certain will be exercised, if any, are included in the measurement of the corresponding lease liability and right of use asset.
Certain of our leases are subject to rent resets, generally based on a percentage of the then fair market value, a fixed amount, or a percentage of the preceding rent at specified future dates. Rent resets will be recognized in the periods in which they are incurred. Additionally, certain of our leases are subject to percentage rent arrangements based on thresholds established in the lease agreement, such as percentage of sales at the property. Percentage rents will be recognized in the periods in which they are incurred.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
The table below summarizes our current lease arrangements as of December 31, 2025:

Property (1)	Year of Current Expiration	Year of Final Expiration (2)
711 Third Avenue (3)	2033	2083
1185 Avenue of the Americas	2043	2043
SL Green Headquarters at One Vanderbilt Avenue (4)	2043	2048
420 Lexington Avenue	2050	2080
SUMMIT One Vanderbilt	2058	2070
SUMMIT One Vanderbilt - Special Event Space (5)	2046	2070
15 Beekman (6)(7)	2119	2119
(1)All leases are classified as operating leases unless otherwise specified.
(2)Reflects exercise of all available extension options.
(3)The Company owns 50% of the fee interest.
(4)In March 2021, the Company commenced its lease for its corporate headquarters at One Vanderbilt Avenue. See Note 10, "Related Party Transactions."
(5)In June 2025, the Company entered into a second lease agreement with the One Vanderbilt Avenue joint venture for SUMMIT One Vanderbilt to lease special event space. See Note 10, "Related Party Transactions."
(6)The Company has an option to purchase the ground lease for a fixed price on a specific date. The lease is classified as a financing lease.
(7)In August 2020, the Company entered into a long-term sublease with an unconsolidated joint venture as part of the capitalization of the 15 Beekman development project. See Note 6, "Investments in Unconsolidated Joint Ventures."
The following is a schedule of future minimum lease payments as evaluated in accordance with ASC 842 for our financing leases and operating leases with initial terms in excess of one year as of December 31, 2025 (in thousands):

	Financing leases	Operating leases
2026	$3,276	$54,968
2027	3,325	54,796
2028	3,375	55,311
2029	3,426	55,543
2030	3,477	56,645
Thereafter	189,891	1,116,202
Total minimum lease payments	$206,770	$1,393,465
Amount representing interest	(98,587)	—
Amount discounted using incremental borrowing rate	—	(588,273)
Total lease liabilities	$108,183	$805,192
The following table provides lease cost information for the Company's operating leases for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
Operating Lease Costs	2025	2024	2023
Operating lease costs before capitalized operating lease costs	$24,423	$24,423	$29,637
Operating lease costs capitalized	—	—	(2,345)
Operating lease costs, net (1)	$24,423	$24,423	$27,292
(1)This amount is included in "Operating lease rent" in our consolidated statements of operations.
The following table provides lease cost information for the Company's financing leases for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
Financing Lease Costs	2025	2024	2023
Interest on financing leases before capitalized interest	$4,558	$4,502	$4,446
Financing lease costs, net	$4,558	$4,502	$4,446

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
(1)These amounts are included in "Interest expense, net of interest income" in our consolidated statements of operations.
As of December 31, 2025, the weighted-average discount rate used to calculate the lease liabilities was 4.50%. As of December 31, 2025, the weighted-average remaining lease term was 26 years, inclusive of purchase options expected to be exercised.
21. Segment Information
The Company has three operating and reportable segments, real estate, debt and preferred equity ("DPE") investments, including the Fund, and SUMMIT. The results of these segments are provided to and reviewed by the CEO, our chief operating decision maker (“CODM”), who uses this information to assess performance and inform key decisions regarding operations, resources and capital allocation.
Our CODM evaluates real estate performance and allocates resources based on net operating income ("NOI"), which serves as the profit or loss measure for the real estate operating segment. For our debt and preferred equity investments and SUMMIT operating segment performance, our CODM evaluates and allocates resources based on net income. The CODM does not review asset information, by segment, as a measure to assess performance.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025
The reportable segment profit or loss measures for the twelve months ended December 31, 2025, December 31, 2024, and December 31, 2023 are as follows (in thousands):

	December 31, 2025
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$788,591	$122,344	$92,111	$1,003,046
Expenses:
SUMMIT Operator expenses	—	116,364	—
SUMMIT Operator tax expense	—	3,259	—
Operating Expenses	226,099	—	—
Real Estate Taxes	155,023	—	—
Operating lease rent	24,423	—	—

Net Operating Income from unconsolidated joint ventures	$268,885

Real Estate segment net operating income	$651,931			$651,931

Equity in net income from unconsolidated joint ventures		—	6,825
Loss from debt fund investments, net			(1,446)
Loan loss and other investment reserves, net of recoveries			71,326
Depreciation and amortization		(3,688)	—
Interest expense, net of interest income		—	(21,507)
Interest expense on senior obligations of consolidated securitization vehicles		—	(60,693)

SUMMIT Net income (loss) and DPE Net income (loss)		$(967)	$86,616	$85,649

Non-operating net loss from unconsolidated joint ventures				(317,261)
Marketing, general and administrative expense				(89,310)
Transaction related costs				(13,942)
Depreciable real estate reserves				(32,092)
Depreciable real estate reserves in unconsolidated joint venture				(14,592)
Loss on sale of real estate, net				(2,143)
Purchase price and other fair value adjustments				(36,233)
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				86,068
Gain on sale of marketable securities				10,232
Depreciation and amortization				(252,025)
Amortization of deferred financing costs				(7,054)
Interest expense, net of interest income				(166,149)

Net Loss				$(96,921)

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025

	December 31, 2024
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$709,725	$133,214	$43,333	$886,272
Expenses:
SUMMIT Operator expenses	—	111,739	—
SUMMIT Operator tax expense	—	730	—
Operating Expenses	189,598	—	—
Real Estate Taxes	128,187	—	—
Operating lease rent	24,423	—	—

Net operating income from unconsolidated joint ventures	$363,113

Real Estate segment Net operating income	$730,630			$730,630

Equity in net income from unconsolidated joint ventures		—	11,513
Depreciation and amortization		(2,436)	—
Interest expense, net of interest income		—	(28,142)
Interest expense on senior obligations of consolidated securitization vehicles		—	(14,634)

SUMMIT Net income and DPE Net income		$18,309	$12,070	$30,379

Non-operating net loss from unconsolidated joint ventures				(291,131)
Marketing, general and administrative expense				(85,187)
Transaction related costs				(401)
Gain on early extinguishment of debt				43,762
Depreciable real estate reserves				(104,071)
Depreciable real estate reserves in unconsolidated joint venture				(263,190)
Gain on sale of real estate, net				3,025
Purchase price and other fair value adjustments				88,966
Equity in net gain on sale of interest in unconsolidated joint venture/real estate				208,144
Depreciation and amortization				(205,007)
Amortization of deferred financing costs				(6,619)
Interest expense, net of interest income				(119,078)

Net Income				$30,222

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Notes to Consolidated Financial Statements (cont.)
December 31, 2025

	December 31, 2023
	Real Estate Segment	SUMMIT Segment	DPE Segment	Total
Total revenues	$760,745	$118,260	$34,705	$913,710
Expenses:
SUMMIT Operator expenses	—	101,211	—
SUMMIT Operator tax expense	—	9,201	—
Operating Expenses	196,696	—	—
Real Estate Taxes	143,757	—	—
Operating lease rent	27,292	—	—

Net operating income from unconsolidated joint ventures	205,694

Real Estate segment Net operating income	$598,694			$598,694

Loan loss and other investment reserves, net of recoveries		—	(6,890)
Depreciation and amortization		(1,747)	—
Interest expense, net of interest income		—	(34,149)

SUMMIT Net (loss) income and DPE Net (loss) income		$6,101	$(6,334)	$(233)

Non-operating net loss from unconsolidated joint ventures				(282,203)
Marketing, general and administrative expense				(111,389)
Transaction related costs				(1,099)
Loss on early extinguishment of debt				(870)
Depreciable real estate reserves				(382,374)
Loss on sale of real estate, net				(32,370)
Purchase price and other fair value adjustments				(17,260)
Equity in net loss on sale of interest in unconsolidated joint venture/real estate				(13,368)
Depreciation and amortization				(246,063)
Amortization of deferred financing costs				(7,837)
Interest expense, net of interest income				(102,965)

Net Loss				$(599,337)
For the real estate segment, the primary sources of revenue are tenant rents and escalations and reimbursement revenue. See Note 5, "Debt and Preferred Equity Investments," for additional details on our debt and preferred equity investments. We allocate loan loss reserves, net of recoveries, and transaction related costs to the debt and preferred equity segment. SUMMIT currently operates one location at One Vanderbilt Avenue in midtown Manhattan with the primary source of revenue generated from ticket sales.
There were no transactions between the above three segments other than the SUMMIT leases with our One Vanderbilt Avenue joint venture, which is part of the real estate segment. See Note 10, "Related Party Transactions."

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)

Column A	Column B	Column C Initial Cost		Column D Cost Capitalized Subsequent To Acquisition (1)		Column E Gross Amount at Which Carried at Close of Period			Column F	Column G	Column H	Column I
Description (2)	Encumbrances	Land	Building & Improvements	Land	Building & Improvements	Land	Building & Improvements	Total	Accumulated Depreciation	Date of Construction	Date Acquired	Life on Which Depreciation is Computed
420 Lexington Ave	$258,523	$—	$333,499	$—	$106,916	$—	$440,415	$440,415	$255,135	1927	3/1998	Various
711 Third Avenue	—	19,844	115,769	—	23,046	19,844	138,815	158,659	91,323	1955	5/1998	Various
555 W. 57th Street	—	18,846	140,946	—	25,859	18,846	166,805	185,651	109,532	1971	1/1999	Various
461 Fifth Avenue	—	—	88,276	28,873	19,632	28,873	107,908	136,781	54,641	1988	10/2003	Various
750 Third Avenue	—	51,093	251,523	—	168,369	51,093	419,892	470,985	121,610	1958	7/2004	Various
485 Lexington Avenue	450,000	78,282	452,631	—	1,027	78,282	453,658	531,940	236,495	1956	12/2004	Various
810 Seventh Avenue	—	114,077	550,819	—	37,307	114,077	588,126	702,203	268,101	1970	1/2007	Various
1185 Avenue of the Americas	—	—	791,106	—	68,298	—	859,404	859,404	445,591	1969	1/2007	Various
1350 Avenue of the Americas	—	90,941	431,517	—	29,461	90,941	460,978	551,919	226,360	1966	1/2007	Various
1-6 Landmark Square (3)	100,000	27,852	161,343	(6,939)	(5,495)	20,913	155,848	176,761	57,175	1973-1984	1/2007	Various
7 Landmark Square (3)	—	1,721	8,417	(1,338)	(6,207)	383	2,210	2,593	875	2007	1/2007	Various
100 Church Street	365,000	34,994	183,932	—	18,086	34,994	202,018	237,012	89,348	1959	1/2010	Various
125 Park Avenue	—	120,900	270,598	—	36,111	120,900	306,709	427,609	149,136	1923	10/2010	Various
19 East 65th Street	—	8,603	2,074	—	10,967	8,603	13,041	21,644	10	1929	1/2012	Various
304 Park Avenue	—	54,489	90,643	—	14,031	54,489	104,674	159,163	40,861	1930	6/2012	Various
760 Madison Avenue	—	284,286	8,314	(3,205)	93,372	281,081	101,686	382,767	7,703	1996/2012	7/2014	Various
110 Greene Street	—	45,120	228,393	—	5,817	45,120	234,210	279,330	70,977	1910	7/2015	Various
7 Dey / 185 Broadway	190,149	45,540	27,865	—	211,211	45,540	239,076	284,616	31,567	1921	8/2015	Various
885 Third Avenue (4)	—	138,444	244,040	(138,444)	(114,346)	—	129,694	129,694	20,508	1986	7/2020	Various
690 Madison Avenue	—	13,820	51,732	(7,985)	(27,336)	5,835	24,396	30,231	5,653	1879	9/2021	Various
10 East 53rd Street (5)	204,550	104,143	62,470	—	1,727	104,143	64,197	168,340	10,897	1971	2/2012	Various
500 Park Avenue	80,000	91,920	15,762	—	—	91,920	15,762	107,682	1,776	1960	1/2025	Various
315 West 33rd Street(6)	250,000	179,391	179,776	—	—	179,391	179,776	359,167	1,650	2000	9/2025	Various
346 Madison Avenue	—	162,262	1,797	—	—	162,262	1,797	164,059	—	1915	10/2025	Various
800 Third Avenue(6)	177,000	139,949	33,308	—	—	139,949	33,308	173,257	1,122	1970	12/2006	Various
Other (7)	—	20,637	16,224	(18,901)	(210)	1,736	16,014	17,750	8,331
Total	$2,075,222	$1,847,154	$4,742,774	$(147,939)	$717,643	$1,699,215	$5,460,417	$7,159,632	$2,306,377
(1)Includes depreciable real estate reserves and impairments recorded subsequent to acquisition.
(2)All properties located in New York, New York, unless otherwise noted.
(3)Property located in Connecticut.
(4)In December 2022, the Company sold 414,317 square feet of office leasehold condominium units at the property. The Company retained the remaining 218,796 square feet of the building.
(5)Initial cost is the fair value that was determined upon consolidation of these investments in 2024.
(6)Initial cost is the fair value that was determined upon consolidation of these investments in 2025.
(7)Other includes tenant improvements of eEmerge, capitalized interest and corporate improvements.

SL Green Realty Corp. and SL Green Operating Partnership, L.P.
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2025
(in thousands)
The changes in real estate for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$6,607,741	$6,102,864	$9,198,799
Property acquisitions	270,836	—	—
Improvements	255,476	199,416	241,213
Retirements/disposals/deconsolidation	25,579	305,461	(2,383,912)
Reclassification (1)	—	—	(953,236)
Balance at end of year	$7,159,632	$6,607,741	$6,102,864
The aggregate cost of land, buildings and improvements, before depreciation, for Federal income tax purposes as of December 31, 2025 was $5.6 billion.
The changes in accumulated depreciation, exclusive of amounts relating to equipment, autos, and furniture and fixtures, for the years ended December 31, 2025, 2024, and 2023 are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$2,126,081	$1,968,004	$2,039,554
Depreciation for year	195,520	171,744	199,576
Retirements/disposals/deconsolidation	(15,224)	(13,667)	(203,819)
Reclassification (1)	—	—	(67,307)
Balance at end of year	$2,306,377	$2,126,081	$1,968,004
(1)Beginning in the second quarter of 2024, we reclassified amounts recorded for certain right-of-use assets classified as operating leases from a gross presentation above accumulated depreciation to a net presentation below accumulated depreciation on our consolidated balance sheets. This includes reclassifying the related amortization that was previously included in the accumulated depreciation balance. As such, we no longer present right-of-use assets and related amortization in Schedule III - Real Estate and Accumulated Depreciation. See the "Reclassification" section of Note 2, "Significant Accounting Policies" for more information regarding this reclassification.

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
Management's Report on Internal Control over Financial Reporting
The Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Company concluded that its internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Company's internal control over financial reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
Management's Report on Internal Control over Financial Reporting
The Operating Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15 (f) and 15d-15 (f). Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, the Operating Partnership conducted an evaluation of the effectiveness of its internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (COSO). Based on that evaluation, the Operating Partnership concluded that its internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.
The effectiveness of the Operating Partnership's internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There have been no changes in the Operating Partnership's internal control over financial reporting during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of SL Green Realty Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SL Green Realty Corp. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
February 17, 2026

Report of Independent Registered Public Accounting Firm
To the Partners of SL Green Operating Partnership, L.P. and the Board of Directors of SL Green Realty Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of SL Green Operating Partnership, L.P. and subsidiaries (the "Partnership") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Partnership and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York
February 17, 2026

ITEM 9B.    OTHER INFORMATION
None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2026 Annual Meeting of Stockholders, to be filed pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, on or prior to April 30, 2026, or the 2026 Proxy Statement, and is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.
The following table summarizes information, as of December 31, 2025, relating to our equity compensation plans pursuant to which shares of our common stock or other equity securities may be granted from time to time.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)		(b)		(c)
Equity compensation plans approved by security holders (1)	5,381,847	(2)	$61.66	(3)	8,975,749	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	5,381,847		$61.66		8,975,749
(1)Includes our Sixth Amended and Restated 2005 Stock Option and Incentive Plan, Amended 1997 Stock Option and Incentive Plan, as amended, and 2008 Employee Stock Purchase Plan.
(2)Includes (i) 740,897 shares of common stock issuable upon the exercise of outstanding options (188,619 of which are vested and exercisable), (ii) 92,873 phantom stock units that may be settled in shares of common stock (92,873 of which are vested), (iii) 3,784,903 LTIP units that, upon the satisfaction of certain conditions, are convertible into common units, which may be presented to us for redemption and acquired by us for shares of our common stock (2,109,066 of which are vested).
(3)Because there is no exercise price associated with restricted stock units, phantom stock units or LTIP units, these awards are not included in the weighted-average exercise price calculation.
(4)Balance is after reserving for shares underlying outstanding restricted stock units, phantom stock units granted pursuant to our Non-Employee Directors' Deferral Program and LTIP Units. The number of securities remaining available consists of shares remaining available for issuance under our 2008 Employee Stock Purchase Plan and Fifth Amended and Restated 2005 Stock Option and Incentive Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be set forth under in the 2026 Proxy Statement and is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information regarding principal accountant fees and services and the audit committee's pre-approval policies and procedures required by this Item 14 will be set forth in the 2026 Proxy Statement and is incorporated herein by reference.

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
(a)(3)    In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:
•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC's website at http://www.sec.gov.

INDEX TO EXHIBITS

3.1	Articles of Restatement, incorporated by reference to the Company's Form 10-Q, dated July 11, 2014, filed with the SEC on August 11, 2014.
3.2	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to the Company's Form 8-K, dated July 18, 2017, filed with the SEC on July 18, 2017.
3.3	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.4	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, dated January 20, 2021, filed with the SEC on January 20, 2021.
3.5	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.1 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.6	Articles of Amendment to the Company's Articles of Restatement, incorporated by reference to Exhibit 3.2 to the Company's Form 8-K, dated January 21, 2022, filed with the SEC on January 21, 2022.
3.7	Fifth Amended and Restated Bylaws of the Company, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
3.8	First Amendment to Fifth Amended and Restated Bylaws of the Company, effective as of May 11, 2020, incorporated by reference to the Company's Form 8-K, dated May 11, 2020, filed with the SEC on May 13, 2020.
3.9	Articles Supplementary Electing that SL Green Realty Corp. be Subject to Maryland General Corporations Law Section 3-804(c), incorporated by reference to the Company's Form 8-K, dated September 16, 2009, filed with the SEC on September 16, 2009.
3.10	Articles Supplementary reclassifying 4,600,000 shares of 8.0% Series A Convertible Cumulative Preferred Stock, 1,300,000 shares of Series B Junior Participating Preferred Stock and 4,000,000 shares of 7.875% Series D Cumulative Redeemable Preferred Stock into authorized preferred stock without further designation, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.11	Articles Supplementary classifying and designating 9,200,000 shares of the Company's 6.50% Series I Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
3.12	First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.13	First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated May 14, 1998, incorporated by reference to the Company's Form 8-K, dated October 23, 2002, filed with the SEC on October 23, 2002.
3.14	Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, filed with the SEC on July 31, 2002.
3.15	Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 15, 2006, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, filed with the SEC on March 16, 2006.
3.16	Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 25, 2007, incorporated by reference to the Company's Form 8-K, dated January 24, 2007, filed with the SEC on January 30, 2007.
3.17	Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 20, 2010, incorporated by reference to the Company's Form 8-K, dated January 20, 2010, filed with the SEC on January 20, 2010.
3.18	Tenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 31, 2012, incorporated by reference to the Company's Form 8-K, dated January 31, 2012, filed with the SEC on February 2, 2012.
3.19	Eleventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated March 6, 2012, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed with the SEC on May 10, 2012.
3.20	Twelfth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 10, 2012, incorporated by reference to the Company's Form 8-K, dated August 10, 2012, filed with the SEC on August 10, 2012.
3.21	Fourteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.

3.22	Fifteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 1, 2014, incorporated by reference to the Company's Form 8-K, dated July 2, 2014, filed with the SEC on July 2, 2014.
3.23	Eighteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 25, 2015, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 18, 2022.
3.24	Nineteenth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.25	Twentieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 22, 2015, incorporated by reference to the Company's Form 8-K, dated July 24, 2015, filed with the SEC on July 24, 2015.
3.26	Twenty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.27	Twenty-Second Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of August 20, 2015, incorporated by reference to the Company's Form 8-K, dated as of August 21, 2015, filed with the SEC on August 21, 2015.
3.28	Twenty-Fifth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 17, 2016, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the SEC on November 9, 2016.
3.29	Twenty-Sixth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of May 1, 2019, incorporated by reference to the Company's Form 8-K, dated as of May 3, 2019, filed with the SEC on May 3, 2019.
3.30	Twenty-Seventh Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of January 8, 2020, incorporated by reference to the Company's Form 8-K, dated as of January 14, 2020, filed with the SEC on January 14, 2020.
3.31	Twenty-Eighth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of December 20, 2021, incorporated by reference to the Company's Form 8-K, dated as of December 20, 2021, filed with the SEC on December 22, 2021.
3.32	Twenty-Ninth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 26, 2022, incorporated by reference to the Company's Form 8-K, dated as of October 26, 2022, filed with the SEC on October 28, 2022.
3.33	Thirtieth Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 20, 2023, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, filed with the SEC on May 5, 2023.
3.34	Thirty-First Amendment to the First Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of October 31, 2025, incorporated by reference to the Company's Form 8-K dated as of November 3, 2025, filed with the SEC on November 3, 2025.
4.1	Specimen Common Stock Certificate, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
4.2	Form of stock certificate evidencing the 6.50% Series I Cumulative Redeemable Preferred Stock of the Company, liquidation preference $25.00 per share, par value $0.01 per share, incorporated by reference to the Company's Form 8-K, dated August 9, 2012, filed with the SEC on August 10, 2012.
4.3	Indenture, dated as of August 5, 2011, among the Company, the Operating Partnership and ROP, as Co-Obligors, and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated August 5, 2011, filed with the SEC on August 5, 2011.
4.4	Junior Subordinated Indenture, dated as of June 30, 2005, between the Operating Partnership and JPMorgan Chase Bank, National Association, as Trustee, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
4.5	Indenture, dated as of October 5, 2017, among the Operating Partnership and The Bank of New York Mellon, as Trustee, incorporated by reference to the Company's Form 8-K, dated October 5, 2017, filed with the SEC on October 5, 2017.
4.6	Description of the registrant's securities registered pursuant to section 12 of the Securities and Exchange Act of 1934, filed herewith.
10.1	Form of Articles of Incorporation and Bylaws of S.L. Green Management Corp., incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.

10.2	Form of Registration Rights Agreement between the Company and the persons named therein, incorporated by reference to the Company's Registration Statement on Form S-11 (No. 333-29329), declared effective by the SEC on August 14, 1997.
10.3	Amended and Restated Trust Agreement among the Operating Partnership, as depositor, JPMorgan Chase Bank, National Association, as property trustee, Chase Bank USA, National Association, as Delaware trustee, and the administrative trustees named therein, dated June 30, 2005, incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed with the SEC on August 9, 2005.
10.4	SL Green Realty Corp. Fifth Amended and Restated 2005 Stock Option and Incentive Plan, incorporated by reference to Appendix A to the Company's definitive Proxy Statement on Schedule 14A filed on April 21, 2022
10.5	Amended and Restated Non-Employee Directors' Deferral Program, dated December 13, 2017, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 23, 2018.
10.6	Amended and Restated Employment and Non-competition Agreement, dated December 24, 2010, between Stephen L. Green and the Company, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.7	Deferred Compensation Agreement, dated December 18, 2009, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 18, 2009, filed with the SEC on December 24, 2009.
10.8	Deferred Compensation Agreement, dated December 24, 2010, between the Company and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 23, 2010, filed with the SEC on December 29, 2010.
10.9	Deferred Compensation Agreement (2013), dated as of September 12, 2013, by and between the Company and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated September 12, 2013, filed with the SEC on September 13, 2013.
10.10	Deferred Compensation Agreement, dated as of February 10, 2016, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated February 10, 2016, filed with the SEC on February 12, 2016.
10.11	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.12	Letter Agreement, dated as of April 30, 2018, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated April 27, 2018, filed with the SEC on May 3, 2018.
10.13	Amended and Restated Employment and Noncompetition Agreement, dated as of December 31, 2021, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K/A, dated December 31, 2021, filed with the SEC on January 6, 2022.
10.14	Chairman Emeritus Agreement, dated as of December 21, 2018, by and between SL Green Realty Corp. and Stephen L. Green, incorporated by reference to the Company's Form 8-K, dated December 21, 2018, filed with the SEC on December 28, 2018.
10.15	Third Amended and Restated Credit Agreement, dated as of December 6, 2021, by and among SL Green Realty Corp. and SL Green Operating Partnership, L.P., as Borrowers, each of the Lenders party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Wells Fargo Securities, LLC, JPMorgan Chase Bank, N.A., Deutsche Bank Securities Inc. and TD Bank, N.A., as joint lead arrangers and joint bookrunners for the Revolving Credit Facility and Term Loan A Facility, BofA Securities, Inc. BMO Capital Markets Corp. and The Bank of New York Mellon, as joint lead arrangers for the Revolving Credit Facility and Term Loan A Facility, JPMorgan Chase Bank, N.A., as syndication agent for the Revolving Credit Facility and Term Loan A Facility, Deutsche Bank Securities Inc., TD Bank N.A., Bank of America, N.A., Bank of Montreal and The Bank of New York Mellon, as documentation agents for the Revolving Credit Facility and Term Loan A Facility, Wells Fargo Securities, LLC and U.S. Bank National Association, as joint lead arrangers and joint bookrunners for the Term Loan B Facility, U.S. Bank National Association, as syndication agent for the Term Loan B Facility, Wells Fargo Bank, National Association, as sustainability agent, and the other lenders and agents a party thereto, incorporated by reference to the Company's Form 8-K, dated December 6, 2021, filed with the SEC on December 8, 2021.
10.16	Amended and Restated Employment and Noncompetition Agreement, dated as of March 2, 2023, by and between SL Green Realty Corp. and Matthew DiLiberto, incorporated by reference to the Company's Form 8-K, dated March 2, 2023, filed with the SEC on March 6, 2023.
10.17	Non-Renewal and Advisory Agreement, dated as of October 9, 2023, by and between SL Green Realty Corp. and Andrew Mathias, incorporated by reference to the Company's Form 8-K, dated October 9, 2023, filed with the SEC on October 10, 2023.
10.18	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of January 30, 2024, by and between SL Green Realty Corp. and Matthew DiLiberto, incorporated by reference to the Company's Form 8-K, dated January 30, 2024, filed with the SEC on February 2, 2024.

10.19	Amended and Restated Employment and Noncompetition Agreement, dated as of December 27, 2024, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated December 27, 2024, filed with the SEC on December 31, 2024.
10.20	First Amendment to Amended and Restated Employment and Noncompetition Agreement, dated as of June 24, 2025, by and between SL Green Realty Corp. and Marc Holliday, incorporated by reference to the Company's Form 8-K, dated June 24, 2025, filed with the SEC on June 24, 2025.
10.21	Amended and Restated Employment and Noncompetition Agreement, dated as of August 13, 2025, by and between SL Green Realty Corp. and Andrew Levine, incorporated by reference to the Company's Form 8-K, dated August 13, 2025, filed with the SEC on August 15, 2025.
19.1	Insider Trading Policy, filed herewith.
21.1	Subsidiaries of SL Green Realty Corp., filed herewith.
21.2	Subsidiaries of SL Green Operating Partnership L.P., filed herewith.
23.1	Consent of Deloitte & Touche LLP for SL Green Realty Corp., filed herewith.
23.2	Consent of Deloitte & Touche LLP for SL Green Operating Partnership, L.P., filed herewith.
23.3	Consent of Ernst & Young LLP for SL Green Realty Corp., filed herewith.
23.4	Consent of Ernst & Young LLP for SL Green Operating Partnership, L.P., filed herewith.
24.1	Power of Attorney for SL Green Realty Corp., included on the signature page of this Form 10-K.
24.2	Power of Attorney for SL Green Operating Partnership, L.P., included on the signature page of this Form 10-K.
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
97.1	Compensation Recovery Policy, dated September 27, 2023, incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024.
101	The following financial statements from SL Green Realty Corp. and SL Green Operating Partnership L.P.'s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Capital, (vi) Consolidated Statements of Cash Flows, and (vii) Notes to Consolidated Financial Statements, detail tagged and filed herewith.
104	Cover Page Interactive Data File (formatted in Inline XBRL in Exhibit 101)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN REALTY CORP.

	By:	/s/ Matthew J. DiLiberto
Dated: February 17, 2026		Matthew J. DiLiberto Chief Financial Officer
________________________________________________________________________________________________________________________
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp. hereby severally constitute Marc Holliday and Matthew J. DiLiberto, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Realty Corp. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors, Chief Executive Officer and Interim President (Principal Executive Officer)	February 17, 2026
Marc Holliday

/s/ Matthew J. DiLiberto	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2026
Matthew J. DiLiberto

/s/ Stephen L. Green	Director	February 17, 2026
Stephen L. Green

/s/ Andrew W. Mathias	Director	February 17, 2026
Andrew W. Mathias

/s/ John H. Alschuler Jr.	Director	February 17, 2026
John H. Alschuler, Jr.

/s/ Craig M. Hatkoff	Director	February 17, 2026
Craig M. Hatkoff

/s/ Lauren B. Dillard	Director	February 17, 2026
Lauren B. Dillard

/s/ Carol Brown	Director	February 17, 2026
Carol Brown

/s/ Peggy Lamb	Director	February 17, 2026
Peggy Lamb

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SL GREEN OPERATING PARTNERSHIP, L.P.
	By:	SL Green Realty Corp.

/s/ Matthew J. DiLiberto
Dated: February 17, 2026	By:	Matthew J. DiLiberto Chief Financial Officer
________________________________________________________________________________________________________________________
KNOW ALL MEN BY THESE PRESENTS, that we, the undersigned officers and directors of SL Green Realty Corp., the sole general partner of SL Green Operating Partnership, L.P., hereby severally constitute Marc Holliday and Matthew J. DiLiberto, and each of them singly, our true and lawful attorneys and with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, the Annual Report on Form 10-K filed herewith and any and all amendments to said Annual Report on Form 10-K, and generally to do all such things in our names and in our capacities as officers and directors to enable SL Green Operating Partnership, L.P. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all requirements of the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys, or any of them, to said Annual Report on Form 10-K and any and all amendments thereto.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Marc Holliday	Chairman of the Board of Directors, Chief Executive Officer and Interim President of SL Green, the sole general partner of the Operating Partnership (Principal Executive Officer)	February 17, 2026
Marc Holliday

/s/ Matthew J. DiLiberto	Chief Financial Officer of SL Green, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	February 17, 2026
Matthew J. DiLiberto

/s/ Stephen L. Green	Director of SL Green, the sole general partner of the Operating Partnership	February 17, 2026
Stephen L. Green

/s/ Andrew W. Mathias	Director of SL Green, the sole general partner of the Operating Partnership	February 17, 2026
Andrew W. Mathias

/s/ John H. Alschuler, Jr.	Director of SL Green, the sole general partner of the Operating Partnership	February 17, 2026
John H. Alschuler, Jr.

/s/ Craig M. Hatkoff	Director of SL Green, the sole general partner of the Operating Partnership	February 17, 2026
Craig M. Hatkoff

/s/ Lauren B. Dillard	Director of SL Green, the sole general partner of the Operating Partnership	February 17, 2026
Lauren B. Dillard

/s/ Carol Brown	Director of SL Green, the sole general partner of the Operating Partnership	February 17, 2026
Carol Brown

/s/ Peggy Lamb	Director of SL Green, the sole general partner of the Operating Partnership	February 17, 2026
Peggy Lamb